Form 10-Q
period 1997-09-30
SANDWICH BANCORP INC
filed 1997-11-12
CIK 865291

         FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                                   or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

                   Commission File number:  000-23149
                   ----------------------------------

                        SANDWICH BANCORP, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

      Massachusetts                          04-1806710
  -------------------------------        --------------------
  (State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)         Identification Number)

   100 Old Kings Highway
      Sandwich, MA                                     02563
---------------------------------------              ---------
(Address of principal executive office)              (Zip Code)

                             (508) 888-0026
         --------------------------------------------------
        (Registrant's telephone number, including area code)

                             Not applicable
         ----------------------------------------------------
         (Former name, former address and former fiscal year,
                        if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      *Yes [ X ]   No [   ]

* Through appropriate filings made with the Federal Deposit
Insurance Corporation.

The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1997:

Common Stock: $1.00 par value                   1,918,695
-----------------------------               -------------------
     (Title of class)                       (Shares outstanding)

                         SANDWICH BANCORP, INC.

                                  INDEX



PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets at September 30, 1997
     and December 31, 1996                                    3

     Consolidated Statements of Operations for the
     three months and nine months ended September 30,
     1997 and 1996.                                           4

     Consolidated Statements of Changes in Stockholders'
     Equity at September 30, 1997 and 1996.                   5

     Consolidated Statements of Cash Flows for the nine
     months ended September 30, 1997 and 1996                 6

     Notes to Consolidated Financial Statements               7

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                      8


PART II - OTHER INFORMATION                                  14

     Signatures

                     SANDWICH BANCORP, INC.
                   CONSOLIDATED BALANCE SHEETS

                                             September 30,
                                                     1997     December 31,
                                              (Unaudited)             1996
                                              -----------    -------------
                                                     (In thousands)
ASSETS
Cash and due from banks                        $ 6,099         $11,543
Federal funds sold                               3,611             175
                                               -------         -------
      Total cash and cash equivalents            9,710          11,718
                                               -------         -------
Other short-term investments                     1,065             636
Investment securities:
  Available for sale                             7,810          13,312
  Held to maturity                             106,995          99,648
                                               -------         -------
      Total investment securities              114,805         112,960
                                               -------         -------
Loans:
  Mortgage loans                               340,874         292,757
  Other loans                                   26,195          28,087
                                              --------        --------
      Total loans                              367,069         320,844
  Less allowance for loan losses                 3,909           3,741
                                              --------        --------
      Net loans                                363,160         317,103
                                              --------        --------
Stock in Federal Home Loan Bank of Boston,
  at cost                                        3,749           2,670
Accrued interest receivable                      2,832           2,680
The Co-operative Central Bank Reserve Fund         965             965
Real estate acquired by foreclosure                317             465
Investments in real estate                         629             571
Office properties and equipment                  5,776           6,015
Core deposit and other intangibles               1,578           1,966
Deferred income tax asset, net                   2,490           2,469
Prepaid expenses and other assets                4,689           4,337
                                               -------         -------
      Total assets                            $511,765        $464,555
                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits                                     $413,309        $388,249
 Borrowed funds                                 52,047          32,073
 Escrow deposits of borrowers                    1,680             915
 Income taxes payable, net                          99             282
 Accrued expenses and other liabilities          4,026           4,403
                                              --------        --------
      Total liabilities                        471,161         425,922
                                              --------        --------
STOCKHOLDERS' EQUITY
 Preferred stock, par value $1.00 per share;
   authorized 5,000,000 shares; none issued
   or outstanding                                   --              --
 Common stock, par value $1.00 per share;
   authorized 15,000,000 shares; 1,918,695
   and 1,901,565 issued and outstanding,
   respectively                                  1,919           1,902
 Additional paid-in capital                     19,482          19,323
 Retained earnings                              19,092          17,381
 Net unrealized gain on investment securities
  available for sale, net                          111              27
                                              --------        --------
      Total stockholders' equity                40,604          38,633
                                              --------        --------
      Total liabilities and stockholders'
        equity                                $511,765        $464,555
                                              ========        ========

See accompanying notes to unaudited consolidated financial statements.

                      SANDWICH BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                  Three Months Ended     Nine Months Ended
                                                     September 30,          September 30,
                                                 -------------------     -------------------
                                                  1997         1996       1997        1996
                                                 ------       ------     ------      ------
                                                 (In thousands, except per share amounts)
INTEREST AND DIVIDEND INCOME
  Interest on loans                              $ 7,259     $ 6,222    $20,753     $17,996
  Interest and dividends on investment
    securities available for sale                    129         289        429       1,023
  Interest on investment securities held
    to maturity                                    1,771       1,642      5,148       4,504
  Interest on short-term investments                  75          80        187         166
                                                  ------      ------    -------     -------
      Total interest and dividend income           9,234       8,233     26,517      23,689
                                                  ------      ------    -------     -------
INTEREST EXPENSE
  Deposits                                         3,910       3,657     11,205      10,928
  Borrowed funds                                     810         385      2,221         711
                                                  ------      ------    -------     -------
      Total interest expense                       4,720       4,042     13,426      11,639
                                                  ------      ------    -------     -------
      Net interest and dividend income             4,514       4,191     13,091      12,050
  Provision for loan losses                          181          50        422          85
                                                  ------      ------    -------     -------
      Net interest and dividend income after
        provision for loan losses                  4,333       4,141     12,669      11,965
                                                  ------      ------    -------     -------
NON-INTEREST INCOME
  Service charges                                    423         429      1,261       1,329
  Mortgage loan servicing fees                        66          63        188         188
  Gain on sale of loans, net                          28          41         95         207
  Other                                              145         186        354         402
                                                  ------      ------    -------     -------
      Total non-interest income                      662         719      1,898       2,126
                                                  ------      ------    -------     -------
      Income before non-interest expense and
        income taxes                               4,995       4,860     14,567      14,091
                                                  ------      ------    -------     -------
NON-INTEREST EXPENSE
  Salaries and employee benefits                   1,535       1,528      4,616       4,537
  Occupancy and equipment                            381         395      1,131       1,193
  FDIC deposit insurance                              18          27         54          80
  SAIF special assessment                              -          70          -         280
  Advertising                                         97          90        290         269
  Data processing service fees                       162         165        478         510
  Foreclosed property expense (income)               (37)         26         (2)         71
  Amortization of core deposit intangible            127         146        388         445
  Other                                              706         711      2,086       2,026
                                                  ------      ------    -------     -------
      Total non-interest expense                   2,989       3,158      9,041       9,411
                                                  ------      ------    -------     -------
      Income before income tax expense             2,006       1,702      5,526       4,680
  Income tax expense                                 768         658      2,094       1,790
                                                  ------      ------    -------     -------
      Net income                                  $1,238      $1,044    $ 3,432     $ 2,890
                                                  ======      ======    =======     =======

Earnings per common and common equivalent share   $ 0.62      $ 0.54    $  1.73     $  1.50
                                                  ======      ======    =======     =======

Weighted average number of common and common
  equivalent shares of stock outstanding           1,999       1,947      1,988       1,933
                                                  ======      ======    =======     =======

See accompanying notes to unaudited financial statements.

                              SANDWICH BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     (Unaudited)

                                                                                     Net
                                                                                  unrealized
                                                                                   gain on
                                                                                  investment
                                                        Additional                securities
                                             Common      paid-in     Retained     available
                                             Stock       capital     earnings    for sale, net    Total
                                             ------     ----------   --------  ----------------  --------
                                                                  (In thousands)
Balance at December 31, 1995                $1,850       $18,632      $15,223       $  39         $35,744
  Net income for nine months                    --           --         2,890          --           2,890
  Dividends declared ($0.75 per share)          --           --        (1,411)         --          (1,411)
  Stock options exercised                       39          440            --          --             479
  Change in net unrealized gain on
    investment securities available for
    sale                                        --           --            --         (49)            (49)
                                            ------      -------       -------       -----         -------
Balance at September 30, 1996               $1,889      $19,072       $16,702       $ (10)        $37,653
                                            ======      =======       =======       =====         =======

Balance at December 31, 1996                $1,902      $19,323       $17,381       $  27         $38,633
  Net income for nine months                    --           --         3,432          --           3,432
  Dividends declared ($0.90 per share)          --           --        (1,721)         --          (1,721)
  Stock options exercised                       17          159            --          --             176
  Change in net unrealized gain on
    investment securities available for
    sale                                        --           --            --          84              84
                                            ------      -------       -------       -----         -------
Balance at September 30, 1997               $1,919      $19,482       $19,092       $ 111         $40,604
                                            ======      =======       =======       =====         =======

See accompanying notes to consolidated financial statements.
                              5

                     SANDWICH BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                  Nine Months Ended
                                                     September 30,
                                                  -----------------
                                                  1997         1996
                                                  ----         ----
                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $  3,432      $  2,890
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                         422            85
    Provision for loss and writedowns of real
      estate acquired by foreclosure                   27            48
    Depreciation and amortization                     885         1,169
      (Increase) decrease in:
      Accrued interest receivable                    (152)           99
      Deferred income tax asset, net                  (41)            8
      Other assets                                   (352)        2,627
    Increase(decrease)in:
      Escrow deposits of borrowers                    765          (369)
      Income tax payable                             (183)         (171)
      Accrued expenses and other liabilities         (377)          459
    Gain on sales of loans, net                       (95)         (207)
    Principal balance of loans originated
      for sale                                    (11,767)      (16,862)
    Principal balance of loans sold                11,984        17,029
    Loss on sales of investment securities, net         6            --
    Gain on sales of real estate acquired by
      foreclosure                                     (63)           (6)
                                                  -------       -------
    Total adjustments                               1,059         3,909
                                                  -------       -------
      Net cash provided by operating activities     4,491         6,799
                                                  -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities available
    for sale                                          (13)       (3,638)
  Purchases of investment securities held to
    maturity                                      (36,082)      (20,800)
  Proceeds from sales of investment securities
    available for sale                              2,527            --
  Proceeds from maturities and paydowns of
    investment securities available for sale        3,051         8,114
  Proceeds from maturities and paydowns of
    investment securities held to maturity         28,783        15,040
  (Increase) decrease in:
    Short-term investments                           (429)          289
    Loans                                         (47,243)      (41,826)
    Real estate acquired by foreclosure               (20)           --
    Stock in Federal Home Loan Bank of Boston      (1,079)           --
    Investments in real estate                        (58)           10
  Proceeds from sale of real estate acquired by
    foreclosure                                       846         1,161
  Purchase of office properties and equipment        (271)         (436)
                                                  -------       -------
    Net cash used by investing activities         (49,988)      (42,086)
                                                  -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                         25,060         8,852
  Advances from the Federal Home Loan Bank
    of Boston                                     168,500        46,000
  Repayment of Federal Home Loan Bank advances   (148,526)      (22,319)
  Cash dividends paid                              (1,721)       (1,411)
  Stock options exercised                             176           479
                                                  -------       -------
    Net cash provided by financing activities      43,489        31,601
                                                  -------       -------

  Net decrease in cash and federal
    funds sold                                     (2,008)       (3,686)
  Cash and federal funds sold, beginning of
    period                                         11,718        16,072
                                                  -------       -------
  Cash and federal funds sold, end of period      $ 9,710       $12,386
                                                  =======       =======
CASH PAID FOR
  Interest on deposits                            $11,197       $10,928
                                                  =======       =======
  Interest on borrowed funds                      $ 2,123       $   615
                                                  =======       =======
  Income taxes, net                               $ 2,316       $ 1,954
                                                  =======       =======
OTHER NON-CASH ACTIVITIES
  Deferred taxes on change in unrealized (gain)
    loss on securities available for sale         $   (20)      $    20
                                                  =======       =======
  Additions to real estate acquired by
    foreclosure                                   $   642       $ 1,407
                                                  =======       =======

See accompanying notes to unaudited consolidated financial statements.

                       SANDWICH BANCORP, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------
                       September 30, 1997 and 1996

(1)  BASIS OF PRESENTATION AND SUMMARY OF  SIGNIFICANT
     ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements of Sandwich Bancorp, Inc.(the "Company") and its wholly owned subsidiary, the Sandwich Co-operative Bank (the "Bank") presented herein should be read in conjunction with the consolidated financial statements of the Bank as of and for the year ended December 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the nine months ended September 30, 1997 and 1996. Interim results are not necessarily indicative of results to be expected for the entire year. Certain reclassifications have been made to the December 31, 1996 and the September 30, 1996 balances to conform with September 30, 1997 presentation. Management is required to make estimates and assumptions that effect amounts reported in the financial statements. Actual results could differ significantly from those estimates.

GENERAL

On September 30, 1997, the Registrant completed the acquisition of the Sandwich Co-operative Company (the "Company") pursuant to a Plan of Reorganization and Acquisition, dated January 27, 1997, pursuant to which the Company became a wholly owned subsidiary of the Registrant, a newly formed holding company incorporated by the Company for that purpose. Under the terms of the Plan of Reorganization and Acquisition, each outstanding share of the common stock, $1.00 par value per share, of the Company (the "Company's Common Stock") was converted into one share of the common stock, $1.00 par value per share, of the Registrant (the "Common Stock") and the former holders of the Company's Common Stock became the holders of all the outstanding Common Stock. The holding company formation will result in no change to the Company's business, management, office locations or customer service.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1997, the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfer of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 has not had a material impact on the Company's financial position, results of operations, or liquidity.

In December 1996, the Financial Accounting Standards Board issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125, which requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until years beginning after December 15, 1997. Earlier or retrospective applications of this statement is not permitted. Management of the Company does not expect that adoption of this statement will have a material impact on the Company's financial statements.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. This statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the presentation of basic and diluted EPS on the face of the financial statements for all entities. The statement is effective for financial statements issued for periods ending after December 15, 1997. Management of the Company does not expect that the adoption of this statement will have a material effect on the Company's earnings per share, results of operations or liquidity.

Also in February, 1997, the FASB issued SFAS No. 129,
"Disclosure of Information about Capital Structure", which will be effective for 1997 financial statements. The company's disclosures currently comply with the provisions of this statement.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. This statement is effective for 1998 financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance.

This statement requires a company to disclose certain income statement and balance sheet information by operating segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances. This statement is effective for 1998 annual financial statements.

                    SANDWICH BANCORP, INC.
                    ---------------------

            Management's Discussion and Analysis of Financial
            -------------------------------------------------
                   Condition and Results of Operations
                   -----------------------------------

FINANCIAL CONDITION

The following is a discussion of the major changes and trends in financial condition as of September 30, 1997 as compared to December 31, 1996.

At September 30, 1997, the Company's total assets were $511,765,000 as compared to $464,555,000 at December 31, 1996, an increase of $47,210,000 or 10.2%. The increase is largely attributable to an increase in loan production over the nine month period. The continuing improvement in the New England and local real estate markets in 1997 has had a positive impact on the Company's loan portfolio. As evidence of this, the Company's loan portfolio, net of allowance for loan losses, increased $46,057,000 or 14.5% to $363,160,000 at September 30,
1997 compared to $317,103,000 at December 31, 1996, through loan originations and purchases, partially offset by principal amortization and early payoffs.

The Company's investment portfolio, including other short-term investments, investment securities available for sale and investment securities held to maturity increased $2,274,000 or 2.0% to $115,870,000 at September 30, 1997 compared to $113,596,000 at December 31, 1996. The increase was the result of the purchase of investment securities held to maturity.
These purchases were partially offset by maturities on investment securities and cash flow from collateralized mortgage obligations (CMOs) have been reinvested in loan originations and purchases and in the purchase of investment securities.

The major components of investment securities at September 30, 1997 and December 31, 1996 are as follows:

                                              September 30,  December 31,
                                                  1997           1996
                                              -------------  -----------
                                                     (In thousands)
Available-for-sale:
  US Government obligations                   $    ---        $  2,000
  Mortgage-backed securities                     7,332           8,418
  Mortgage-backed mutual fund                      ---           2,520
  Common and preferred stocks                      324             324
  Unrealized gain on investment
    securities available for sale                  154              50
                                              --------        --------
                                                 7,810          13,312
                                              --------        --------
Held-to-maturity:
  US Government obligations                     16,475          22,477
  Collateralized mortgage obligations           54,573          64,780
  Mortgage-backed securities                    35,947          12,391
                                              --------        --------
                                               106,995          99,648
                                              --------        --------
  Total                                       $114,805        $112,960
                                              ========        ========

Property acquired by the Company as the result of foreclosure or repossession decreased to $317,000 at September 30, 1997 from $465,000 at December 31, 1996. Foreclosed properties are classified as "real estate acquired by foreclosure," representing the lower of the carrying value of the loan or the fair value of the property less costs to sell until such time as they are sold or otherwise disposed. During the nine months ended September 30, 1997, the Company acquired five properties through foreclosure or repossession, of which four were residential mortgage loans totaling $229,000 and one was a commercial mortgage loan totaling $413,000. During the same period, the Company sold two foreclosed residential properties totaling $282,000, two commercial properties totaling $519,000 and one lot of land totaling $45,000.

Although continued improvement in the 1997 economy is anticipated, should the local real estate market soften, it would have an impact on the Company's loan portfolio and could result in an increase in, and reduced values of, properties acquired by foreclosure. Accordingly, higher provisions for loan losses and foreclosed property expense may be required should economic conditions deteriorate or the levels of the Company's non-performing assets increase. Management continues to engage experienced outside consultants to assist in loan reviews in an effort to minimize risk and control exposure.

Deposits increased by $25,060,000 or 6.5% to $413,309,000 at
September 30, 1997 compared to $388,249,000 at December 31, 1996. The increase in deposits reflects the seasonality effect of the local market area. Borrowed funds increased by $19,974,000 to $52,047,000 at September 30, 1997 compared to
$32,073,000 at December 31, 1996 due to an increase in advances from the Federal Home Loan Company of Boston to finance loan originations, loan purchases and the purchase of investment securities.

Total stockholders' equity increased $1,971,000 or 5.1% since December 31, 1996. Increases in stockholders' equity resulted from net income of $3,432,000, stock options exercised of $176,000 and an increase in net unrealized gain on investment securities available for sale of $84,000, partially offset by cash dividends paid of $0.90 per share or $1,721,000. The Company is required to maintain certain levels of capital (stockholders' equity) pursuant to FDIC regulations. At September 30, 1997, the Company had a qualifying total capital to risk-weighted assets ratio of 14.57%, of which 7.74% constituted Tier 1 leverage capital, substantially exceeding the FDIC qualifying total capital to risk-weighted assets requirement of at least 8.00%, of which at least 4.00% must be Tier 1 leverage capital.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL

Operations for the three months ended September 30, 1997 resulted in net income of $1,238,000 compared with $1,044,000 for the three months ended September 30, 1996. The principal reason for the increase was improvement in net interest and dividend income resulting from growth in the residential loan portfolio. Additionally, non-interest expense decreased as no provision for the special, one-time deposit insurance assessment from the Savings Association Insurance Fund (SAIF) was incurred in the 1996 period. Decreases in net gains realized on the sale of loans in the secondary market and service charges were also realized for the three months ended September 30, 1997. The Company's results of operations largely depend upon its net interest margin which is the difference between the income earned on loans and investments, and the interest expense paid on deposits and borrowings divided by total interest earning average assets. The net interest margin is affected by economic and market factors which influence interest rate levels, loan demand and deposit flows. The net interest margin decreased to 3.73% for the three months ended September 30, 1997 from 3.88% for the three months ended September 30, 1996.

Trends in the real estate market locally and in New England impact the Company because of its real estate loan portfolio.
If the local and New England real estate markets should show signs of weakness, additional provisions for loan losses and further write downs of properties acquired by foreclosure or repossession may be necessary in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

INTEREST AND DIVIDEND INCOME
Interest and dividend income increased by $1,001,000 or 12.2% to $9,234,000 for the three months ended September 30, 1997 when compared to three months ended September 30, 1996. Interest on loans increased $1,037,000 or 16.7% as a result of an increase in the average balance outstanding of $58,599,000, partially offset by a decrease in the average rate earned on the portfolio from 8.35% in the first quarter of 1996 to 8.15% for the same period in 1997. Interest and dividends on total investments decreased by $44,000 as a result of the decrease in the average balance outstanding of $6,193,000. The yield on the Company's investment portfolio increased to 6.21% for the September 30, 1997 period, as compared to 6.05% for September 30, 1996.

Non-accrual loans increased $996,000 to $3,764,000 when compared to the September 30, 1996 balance of $2,768,000. Substantially all of the increase was attributed to non-accrual residential mortgage loans. Restructured loans at September 30, 1997 were $105,000 compared to $358,000 at September 30, 1996. Typically, restructured loans are modified to provide either a reduction of the interest on the loan principal or an extension of the loan maturity.

INTEREST EXPENSE

Total interest expense increased $678,000 to $4,720,000 for the three months ended September 30, 1997, from $4,042,000 for the three months ended September 30, 1996. Interest expense on interest bearing deposits increased by $253,000 or 6.9%. The increase reflects an increase in the average balance outstanding of $21,666,000 and a slight increase in interest rates over the three month period, from 4.19% in 1996 to 4.22% in 1997. Interest expense on borrowed funds increased $425,000 primarily due to an increase in the average balance outstanding of $27,868,000, along with an increase in interest rates over the three month period from 5.60% in 1996 to 5.78% in 1997.
Advances from the Federal Home Loan Company of Boston were used to finance loan originations, loan purchases and the purchase of investment securities. Interest rates on interest bearing deposits and borrowed funds for the three months ended September 30, 1997 increased to 4.47% from 4.34% when compared to the same period in 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to earnings for the three months ended September 30, 1997 was $181,000, compared to $50,000 charged to earnings for the 1996 period. The increase was the result of the overall increase in the loan portfolio for the three months ended September 30, 1997. At September 30, 1997, total non-performing assets were $4,081,000 representing 0.80% of total assets, compared to $3,339,000 or 0.72% of total assets at September 30, 1996. Management's analysis of the loan portfolio considers risk elements by loan category, and also the prevailing economic climate and anticipated future uncertainties. Future adjustments to the allowance for loan losses may be necessary if economic conditions differ substantially from assumptions used in performing the analysis.

Non-performing assets and the percentage of such assets to total loans and total assets are as follows:

(Dollars in thousands)          September 30,    December 31,    September 30,
                                    1997            1996             1996
                                ------------     -----------     -------------
Non-performing assets:
  Non-accrual loans:
  Mortgage loans                   $3,409          $3,521          $2,484
  Other loans                         355             565             284
                                   ------          ------          ------
     Total non-accrual loans        3,764           4,086           2,768
  Real estate acquired by
    foreclosure                       317             465             571
                                   ------          ------          ------
     Total non-performing assets   $4,081          $4,551          $3,339
                                   ======          ======          ======

                                September 30,    December 31,    September 30,
                                    1997            1996             1996
                                ------------     -----------     -------------
Non-accrual loans as a
  percentage of:

  Total loans receivable          1.03%            1.27%            0.88%
                                  ====             ====             ====
  Total assets                    0.74%            0.88%            0.60%
                                  ====             ====             ====

Non-performing assets as a
  percentage of:

  Total assets                    0.80%            0.98%            0.72%
                                  ====             ====             ====

NON-INTEREST INCOME

Non-interest income decreased $57,000 for the three months ended September 30, 1997 when compared to the same period in 1996.
The principal reasons for the decrease were a decline of $13,000 in net gains realized on the sale of fixed rate loans in the secondary market due to less favorable market interest rates, a decline of $6,000 in service charges assessed and a decline in other non-interest income.

NON-INTEREST EXPENSE

Non-interest expense decreased by $169,000 or 5.4% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. No provision for the one time special assessment on SAIF-assessable deposits was incurred in the three months ended September 30, 1997. During the three months ended September 30, 1997, foreclosed property activities resulted in income, net of expenses, of $37,000. This compares favorably to the same period in 1996 where net foreclosed property expenses were $26,000.

INCOME TAX EXPENSE

The Company incurred income tax expense of $768,000 for the three months ended September 30, 1997 compared with $658,000 in the 1996 period. Substantially all of the increase is due to the increase in pre-tax earnings. Factors such as the Company's earnings and equity securities gains or losses will affect income taxes recorded in the financial statements.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER  30, 1997 AND 1996

GENERAL

Operations for the nine months ended September 30, 1997 resulted in net income of $3,432,000 compared with $2,890,000 for the nine months ended September 30, 1996. The principal reason for the increase was improvement in the net interest income, resulting from growth in the residential loan portfolio. Additionally, non-interest expense decreased as no provision for the special, one-time deposit insurance assessment from the Savings Association Insurance Fund (SAIF) was incurred in the 1997 period. Decreases in net gains realized on the sale of loans in the secondary market and service charges were also realized for the nine months ended September 30, 1997. The Company's results of operations largely depend upon its net interest margin which is the difference between the income earned on loans and investments, and the interest expense paid on deposits and borrowings divided by total interest earning average assets. The net interest margin is affected by economic and market factors which influence interest rate levels, loan demand and deposit flows. The net interest margin decreased to 3.73% for the nine months ended September 30, 1997 from 3.90% for the nine months ended September 30, 1996.

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased by $2,828,000 or 11.9% to $26,517,000 for the nine months ended September 30, 1997 when compared to nine months ended September 30, 1996. Interest on loans increased $2,757,000 or 15.3% as a result of an increase in the average balance outstanding of $54,696,000, partially offset by a decrease in the average rate earned on the portfolio from 8.34% in 1996 to 8.08% in 1997. Interest and dividends on total investments increased by $72,000 or 1.3% to $5,719,000 for the nine months ended September 30, 1997 when compared to nine months ended September 30, 1996. The increase was the result of an increase in the average balance outstanding of $566,000, along with an increase in the average rate earned on the portfolio from 6.15% in 1996 to 6.20% in 1997.

INTEREST EXPENSE

Total interest expense increased $1,787,000 to $13,426,000 for the nine months ended September 30, 1997, from $11,639,000 for the nine months ended September 30, 1996. Interest expense on interest bearing deposits increased by $277,000 or 2.5%. The rise reflects the increase in the average balance outstanding of $14,578,000, that resulted substantially from an increase in deposit account balances, along with market interest rates decreasing slightly over the same nine month period, from 4.24% in 1996 to 4.19% in 1997. Interest expense on borrowed funds increased $1,510,000 due to an increase in the average balance outstanding of $33,759,000 and in the interest rate paid for the nine months ended September 30, 1997 of 5.71% compared to 5.33% for the same period in 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to earnings for the nine months ended September 30, 1997 was $422,000 compared to $85,000 for the same period in 1996. The Company increased its provision for loan losses for the nine months ended September
30, 1997 as a result of the overall increase in the loan portfolio for the nine months ended September 30, 1997.

NON-INTEREST INCOME

Non-interest income was $1,898,000 for the nine months ended September 30, 1997 compared to $2,126,000 for the same period in 1996. The principal reasons for the decrease were a decline of $112,000 in net gains realized on sale of fixed rate loans in the secondary market due to less favorable market interest rates and a decline of $68,000 in service charges assessed.

NON-INTEREST EXPENSE

Non-interest expense decreased by $370,000 or 3.9% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. No provision for the special, one-time deposit insurance assessment from the Savings Association Insurance Fund (SAIF) was incurred in the 1997 period. . During the nine months ended September 30, 1997, foreclosed property activities resulted in income, net of expenses, of $2,000. This compares favorably to the same period in 1996 where net foreclosed property expenses were $71,000. Additionally, occupancy and equipment costs declined in the 1997 period due to a mild winter season.

INCOME TAX EXPENSE

The Company incurred income tax expense of $2,094,000 for the nine months ended September 30, 1997 compared with $1,790,000 in the 1996 period. Both these amounts differ from the expected tax expense of 34% of income before income taxes. The major reason for these variances relate to the increase in pre-tax earnings. Factors such as the Company's earnings and equity securities gains or losses will affect income taxes recorded in the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Substantially all of the Company's funds are generated through its Company's subsidiary, the Sandwich Co-operative Bank. The Company's sources of funds are customer deposits, amortization and payoffs of loans, advances from the Federal Home Loan Bank of Boston, sale of loans in the secondary market, maturities and sales of investment securities and positive cash flows generated from operations. As a member of the Depositors' Insurance Fund, the Company also has a right to borrow from the Depositors Insurance Fund for short-term cash needs by pledging certain assets, although it has never exercised this right. The Company's liquidity management program is designed to assure that sufficient funds are available to meet it's daily needs.

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Company of Boston, and revenue from other sources will be adequate to meet its funding commitments.

At September 30, 1997 and December 31, 1996 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          The Company and its subsidiary are not involved in any pending legal proceedings other than those involved in the ordinary course of their businesses. Management believes that the resolution of these matters will not materially affect their businesses or the consolidated financial condition of the Company and its subsidiary.

ITEM 2.  CHANGES IN SECURITIES.
         ---------------------

         On September 30, 1997, the Registrant completed the Company holding company reorganization through the issuance of 1,918,695 shares of common stock in exchange for an equal number of shares of common stock of the Sandwich Co-operative Company. For more information, see the Current Report on Form 8-K, which was filed on September 30, 1997.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         -------------------------------

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         Not applicable.

ITEM 5.  OTHER INFORMATION.
         -----------------

         A cash dividend of $0.30 per common share was declared on July 28, 1997. The dividend was paid on August 25,
         1997 to shareholders of record as of August 11, 1997.

         Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        --------------------------------

        a.   Exhibits - Exhibit 27 - Financial Data Schedule

        b. Reports on Form 8-K - Form 8-K was filed during the quarter ended September 30, 1997 announcing the completion of the Company holding company reorganization. For more information, see the Current Report on Form 8-K, dated September 30, 1997.

                     SANDWICH BANCORP, INC.

Signatures
----------

     In accordance with the requirements of the Securities
Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    SANDWICH BANCORP, INC.
                    ----------------------
                        (Registrant)



November 7, 1997          /s/ Frederic D. Legate
                          -------------------------------
                          Frederic D. Legate
                          President and Chief Executive Officer



November 7, 1997          /s/ George L. Larson
                          -------------------------------
                          George L. Larson
                          President and Chief Executive Officer