Form 10-K405
period 1997-12-31
SANDWICH BANCORP INC
filed 1998-03-30
CIK 865291

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

                        Commission File Number: 0-23149

                            SANDWICH BANCORP, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

         Massachusetts                                          04-3394368
--------------------------------                            -------------------
 (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

100 Old Kings Highway, Sandwich, Massachusetts                      02563
----------------------------------------------              -------------------
   (Address of Principal Executive Offices)                        Zip Code

       Registrant's telephone number, including area code (508) 888-0026
                                                          --------------

       Securities registered pursuant to Section 12(b) of the Act:  None
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
                    ---------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No ______
                                               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant's common stock as quoted on the NASDAQ National Market System on March 11, 1998 was $100,830,35 (for purposes of this calculation, directors and executive officers are treated as "affiliates").

As of March 11, 1998, there were issued and outstanding 1,945,260 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Year Ended December 31, 1997 (Parts I and II).

     2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders (Part III).

                                 PART I

Item 1.  Business
-----------------

GENERAL

     The Company.   Sandwich Bancorp, Inc. (the "Company"), a Massachusetts
corporation, was organized by The Sandwich Co-operative Bank (the "Bank") to be a bank holding company. The Company was organized at the direction of the Bank in June 1997 to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership (the "Reorganization"), which was completed on September 30, 1997. The Company's common stock, par value $1.00 per share (the "Common Stock") became registered under the Securities Exchange Act of 1934 on September 30, 1997. The Company has no significant assets other than the corporate stock of the Bank. For that reason, substantially all of the discussion in this Form 10-K relates to the operations of the Bank and its subsidiaries.

     The executive offices of the Company are located at 100 Old Kings Highway, Sandwich, Massachusetts 02563. The telephone number is (508) 888-0026.

     The Bank. The Sandwich Co-operative Bank was organized as a Massachusetts chartered co-operative bank in 1885. The Bank merged with Wareham Co-operative Bank in May 1982. In July 1986, the Bank converted from mutual to stock form through the sale and issuance of 1,820,833 shares of common stock, par value $1.00 per share (the "Common Stock"). Since 1986, the Bank's deposits have been insured by the Federal Deposit Insurance Corporation ("FDIC"), an agency of the federal government, up to $100,000 per insured depositor, with additional insurance to the total amount of the deposit provided by the Share Insurance Fund of The Co-operative Central Bank (the "Central Bank"), a deposit insuring entity chartered by the Commonwealth of Massachusetts. The Bank is subject to regulation by the Massachusetts Commissioner of Banks ("Commissioner") and the FDIC.

     The business of the Bank consists primarily of attracting deposits from the general public and originating both construction and permanent loans on one-to-four family homes. The Bank also makes consumer loans, home equity loans and commercial loans and mortgages. The Bank invests a portion of its funds in money market instruments, federal government and agency obligations, and various types of corporate securities and other authorized investments.

     The principal sources of funds for the Bank's lending and investment activities are deposits, loan payments and payoffs, investment income and maturities, and principal payments on investments, mortgage-backed securities and collateralized mortgage obligations. As additional sources of funds, the Bank has access to advances from the Federal Home Loan Bank of Boston and other borrowings. The Bank's principal sources of income are interest on loans and loan origination fees, interest and dividends on investment securities, mortgage-backed securities and collateralized mortgage obligations and short-term investments, customer service charges and gains on the sale of loans in the secondary market, as well as income from servicing loans sold. Its principal expenses are interest paid on deposits and general and administrative expenses.

     The Bank's deposit and lending operations are conducted through eleven full service office facilities located in Sandwich, South Sandwich, Buzzards Bay, Pocasset, Wareham, Cedarville, Falmouth, Hyannis, Chatham, Orleans and South Yarmouth, Massachusetts. In addition, the Bank maintains a loan production office in Plymouth, Massachusetts. Significant events contributing to the structure of the current branch network are described below.

     In February 1996 and May 1996 the Bank opened free standing ATMs in Cedarville and South Sandwich, Massachusetts, respectively, in order to provide greater convenience and access to accounts for its customers. In addition to its existing ATM network offerings of X-Press 24, NYCE, CIRRUS/MasterCard, the Bank recently added the Plus/VISA networks for users of Bank ATMs.

     In June 1996, the Bank entered into an agreement with FISCO, a national financial services group that provides a variety of investment services through community banks to offer expanded retirement investments and financial planning. FISCO will provide Bank customers with access to alternative investments, including mutual funds and annuities from a number of highly rated companies.

     The Bank also established a referral arrangement with State Street Global Advisors which enables customers to avail themselves of the estate planning and trust services of a nationally respected trust institution.

     The Bank's main office is located at 100 Old Kings Highway, Sandwich, Massachusetts 02563 and its telephone number is (508) 888-0026.

RECENT EVENTS

     On February 2, 1998, the Company and the Bank entered into a definitive agreement under which Compass Bank of New Bedford, Massachusetts will acquire Sandwich Bancorp, Inc. Prior to the Company's consideration and approval of its definitive agreement with Compass Bank, the Company had contacted and received expressions of interest from three other parties who had expressed an interest in an acquisition of the Company.

     On February 24, 1998, the Company announced that its Board of Directors, consistent with the exercise of its fiduciary duties, determined that it was appropriate to request additional information and clarification of the renewed expressions of interest that it had received from three other parties subsequent to February 2.

     Following a comprehensive review of the other expressions of interests for the Company, the Company and Compass Bank jointly announced on March 23, 1998, that they have signed an amendment to their previously announced agreement of February 2, 1998 (the "Amended Agreement") by which Compass Bank would acquire Sandwich Bancorp, Inc. Under the terms of the Amended Agreement, Compass Bank's parent company, The 1855 Bancorp will convert to a 100% publicly owned stock holding company and thereafter issue stock having a value of $64.00 per share to Sandwich Bancorp shareholders in a tax-free exchange of common stock. The value to be received by Sandwich Bancorp shareholders is subject to adjustment pursuant to a formula based on the value of the stock of The 1855 Bancorp near the transaction date. Based on 1855 Bancorp's assumed initial public offering price of $10.00 per share, each Sandwich Bancorp share will be exchanged for 1855 Bancorp stock having a value of $64.00 per share so long as 1855 Bancorp stock trades at an average price of between $10.00 and $13.50 per share during a designated trading period following the initial public offering date. If this average price exceeds $13.50 per share, the value to be received by Sandwich Bancorp shareholders will increase proportionately up to a maximum value of $71.11 until 1855 Bancorp's average price reaches or exceeds $15.00 per share. If this average price is equal to or less than $10.00 per share, Sandwich Bancorp shares will be exchanged for 6.4 shares of 1855 Bancorp stock.

     Sandwich Bancorp and The 1855 Bancorp also entered into a Stock Option Agreement, granting to The 1855 Bancorp an option to acquire up to 19.9% of Sandwich common stock under certain circumstances. The transaction, which is subject to all necessary regulatory and shareholder approvals, is expected to close in the fourth quarter of 1998.

     For additional information, reference is made to the Amended and Restated Affiliation and Merger Agreement, dated as of March 23, 1998, attached hereto as
Exhibit 2.1, and the Stock Option Agreement dated as of March 23, 1998, attached hereto as Exhibit 2.2.

     The expression of interest from CCB&T, which the Company disclosed on February 17, 1998, as well as those from FirstFed America and Independent, were all received subsequent to the execution and announcement on February 2, 1998 of the Company's Merger Agreement with Compass Bank. The Merger Agreement with Compass Bank, which remains in effect and to which the Company is bound, provides for a cash purchase price of $53 per share.

     The Company cautioned there can be no assurance that any of these expressions of interest will result in a transaction, or a transaction which is different from the Company's previously announced Merger Agreement with Compass Bank, or that the value to be obtained will be equal to the nominal value proposed by each of these parties. Upon receipt of the new information requested from each of these parties, the Company's Board of Directors will make a determination as to how it will proceed.

LENDING ACTIVITIES

     GENERAL. The Bank's net loan portfolio totaled $366.6 million as of December 31, 1997, which represented 70.7% of total assets. The Bank offers residential and home equity mortgage loans, commercial real estate loans, commercial business loans, construction loans, and personal, automobile, boat, education and other types of consumer loans. During the year ended December 31, 1997, the Bank originated mortgage loans totaling $123.2 million and purchased loans totaling $18.3 million for total mortgage loan originations and purchases of $141.5 million, compared to $117.4 million in mortgage loans originated, and $23.7 million in mortgage loans purchased for total mortgage loan originations and purchases of $141.1 million during the year ended December 31, 1996. Included in the Bank's mortgage loan originations for the year ended December 31, 1997 were $20.8 million of fixed rate residential loans of which $17.4 million were sold in the secondary mortgage market and the difference of $3.4 million was placed into the loan portfolio under the direction of senior management, as "fixed construction" and "fixed upon completion" mortgage loans. The increase in mortgage loan originations during fiscal 1997 as compared to fiscal 1996 was a direct result of a strong residential real estate market. Residential construction mortgages decreased from 175 loans totaling $27.9 million in 1996 to 156 loans totaling $19.8 million in 1997. In addition, the purchase of new homes and re-sales of existing homes increased over 1997. In early 1996, the Bank began a correspondent relationship with Anchor Mortgage Co., Conway Financial Services and National City Mortgage (formerly known as Commonwealth United Mortgage), which generated an additional $25.2 million (164 loans) in loan volume during 1997.

     The following table shows the composition of the Bank's loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated.

                                                                        At December 31,
                             ------------------------------------------------------------------------------------------------------
                                     1997                 1996                  1995                 1994                1993
                             -------------------  -------------------  -------------------  -------------------  ------------------
                              Amount       %       Amount       %       Amount       %       Amount       %       Amount       %
                             ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  -------
                                                                     (Dollars in thousands)
Mortgage loans:
 Residential...............  $247,881      67.6%  $202,032      63.7%  $162,974      60.3%  $150,788      60.1%  $124,420     59.9%
 Commercial real estate....    62,579      17.0     61,088      19.3     59,597      22.0     49,919      19.9     40,501     19.5
 Construction and land.....    38,823      10.6     38,858      12.2     26,486       9.8     26,920      10.8     23,367     11.3
                             --------   -------   --------   -------   --------   -------   --------   -------   --------   ------
                              349,283      95.2    301,978      95.2    249,057      92.1    227,627      90.8    188,288     90.7

Unadvanced portion of
 loans in process..........    (7,188)     (2.0)    (9,763)     (3.1)    (6,573)     (2.4)    (5,810)     (2.3)    (5,520)    (2.7)
Deferred loan origination
 (fees) costs..............     1,030       0.3        542       0.2         56        --        (42)       --       (159)    (0.1)
Unearned discount..........        --        --         --        --       (171)     (0.1)      (239)     (0.1)        --       --
                             --------   -------   --------   -------   --------   -------   --------   -------   --------   ------
  Total mortgage loans, net   343,125      93.5    292,757      92.3    242,369      89.6    221,536      88.4    182,609     87.9
                             --------   -------   --------   -------   --------   -------   --------   -------   --------   ------

Other loans:
 Home equity...............    12,438       3.4     12,278       3.9     13,188       4.9     14,961       6.0     15,746      7.6
 Consumer..................     4,847       1.3      5,393       1.7      6,032       2.2      4,903       1.9      2,306      1.1
 Commercial................     8,060       2.2      7,933       2.5      9,671       3.6      8,114       3.2      6,385      3.1
 Secured by deposits.......     1,182       0.3      1,160       0.4        992       0.3        972       0.4        760      0.4
 Education.................       826       0.2      1,123       0.3      1,660       0.6      3,193       1.3      2,397      1.1
                             --------   -------   --------   -------   --------   -------   --------   -------   --------   ------
                               27,353       7.6     27,887       8.8     31,543      11.6     32,143      12.8     27,594     13.3
Deferred loan origination
 costs.....................       264       0.1        200       0.1        183       0.1        169       0.1        128      0.1
                             --------   -------   --------   -------   --------   -------   --------   -------   --------   ------
  Total other loans, net...    27,617       7.6     28,087       8.9     31,726      11.7     32,312      12.9     27,722     13.4
                             --------   -------   --------   -------   --------   -------   --------   -------   --------   ------

Premium paid on loans, net
 of
 accumulated amortization..        --        --         --        --         --        --        137        --        287      0.1
Allowance for loan losses..    (4,100)     (1.1)    (3,741)     (1.2)    (3,674)     (1.3)    (3,255)     (1.3)    (2,983)    (1.4)
                             --------   -------   --------   -------   --------   -------   --------   -------   --------   ------
Loans, net.................  $366,642    100.00%  $317,103    100.00%  $270,421     100.0%  $250,730    100.00%  $207,635   100.00%
                             ========   =======   ========   =======   ========   =======   ========   =======   ========   ======

     LOAN MATURITY OR REPRICING ANALYSIS. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio. Demand loans, loans having no schedule of repayments or no stated maturity are reported as due in one year or less.

                                                                           Due after 3     Due after 5
                                                                            through 5      through 10    Due after 10
                                      Due in Year Ended December 31,       years after     years after   years after
                                   -----------------------------------
                                     1998          1999          2000       12/31/97       12/31/97      12/31/97       Total
                                   --------      --------      --------     --------       --------      --------      --------
                                                                          (In thousands)
Mortgage loans:

 Residential....................   $101,623       $40,255     $  26,057    $  68,511       $ 7,193      $ 5,272        $248,911
 Commercial real estate.........     44,975         8,589         8,697          153           111           54          62,579
 Construction and land..........     13,384         3,497         2,881       11,850            23           --          31,635
                                   --------       -------     ---------    ---------       -------      -------        --------

  Total.........................    159,982        52,341        37,635       80,514         7,327        5,326         343,125
                                   --------       -------     ---------    ---------       -------      -------        --------

Other:

 Home equity....................     12,358            57           287           --            --           --          12,702
 Consumer.......................        626           846         1,167        1,278           709          221           4,847
 Commercial.....................      6,074           246           416        1,324            --           --           8,060
 Secured by deposits............      1,172            10            --           --            --           --           1,182
 Education......................         --            --            --           --            --          826             826
                                   --------       -------     ---------    ---------       -------      -------        --------

  Total.........................     20,230         1,159         1,870        2,602           709        1,047          27,617
                                   --------       -------     ---------    ---------       -------      -------        --------

  Total loans..................    $180,212       $53,500     $  39,505    $  83,116       $ 8,036      $ 6,373        $370,742
                                   ========       =======     =========    =========       =======      =======        ========

     RESIDENTIAL LENDING. The Bank's residential mortgage loan program currently includes the origination of a variety of adjustable rate loans which are retained in the Bank's loan portfolio. At December 31, 1997, the Bank's adjustable rate residential mortgages totaled $232.9 million, or 63.5%, of the residential mortgage loan portfolio. Fixed-rate loans accounted for $15.0 million, or 4.1%, of the residential mortgage loan portfolio at that date. The Bank stresses the origination of adjustable rate mortgages for retention in its portfolio. The Bank continued to actively originate fixed rate loans for sale in the secondary mortgage market. By retaining the servicing on loans sold, the Bank generates loan servicing fee income.

     The Bank's adjustable rate residential mortgage loans have a maximum term of 35 years, and allow for periodic interest rate adjustments. The initial offering rates on these loans may be discounted to remain competitive prior to their first interest rate adjustment. The payment amount and the interest rate on the one year adjustable rate loan adjusts annually to 2.75% above the weekly average yield of the one year U.S. Treasury Securities (at time of adjustment) with a maximum interest rate adjustment of 2% per year and 6% over the term of the loan. Interest rates on the three year adjustable rate loans are fixed for the first three years by reference to various market indices and competitive rates, and rates are adjusted every three years thereafter to 2.875% above the weekly average yield of three year U.S. Treasury Securities (at time of adjustment) with a maximum interest rate adjustment of 2% every three years, and 6% over the term of the loan. In 1997, the Bank began offering a 4/3 adjustable rate mortgage loan. The interest rate is fixed for the first four years and then becomes a three year adjustable rate mortgage which adjusts every three years at 2.875% above the weekly average yield of the three year U.S. Treasury Securities, with a maximum interest rate adjustment of 2% per year and 3% over the remaining term of the loan. The Bank also offers a 5/1 year adjustable rate mortgage. The interest rate is fixed for the first five years and then becomes a one year adjustable rate mortgage which adjusts annually at 2.75% above the weekly average yield of the one year U.S. Treasury Securities, with a maximum interest rate adjustment of 2% per year and 5% over the remaining term of the loan.

     Residential loans may be made as construction loans or as permanent loans on one-to-four family residential properties and are typically written in amounts up to 95% of appraised value. The Bank makes fixed and adjustable rate mortgage loans of up to 95% of appraised value, if the property is owner occupied. All loans in excess of 80% of appraised value require private mortgage insurance, with the exception of the Bank's adjustable rate First-Time Home Buyer products, which does not require private mortgage insurance.

     As noted above, adjustable rate residential mortgage loans originated for retention in the Bank's loan portfolio provide for periodic interest rate adjustments. Despite the benefits of adjustable rate mortgages to the Bank's asset and liability management program, such mortgages pose risks, because as interest rates rise, the underlying payments by the borrowers rise, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. One of the ways the Bank seeks to protect itself on these loans is by generally requiring private mortgage insurance as stated above.

     CONSTRUCTION LENDING. The Bank's construction loans totaled $32.5 million, or 8.9%, of the Bank's total loan portfolio at December 31, 1997. Construction loans originated during the years ended December 31, 1997 and 1996 totaled $34.4 million and $36.0 million, respectively.

     The Bank lends to individuals for the construction of residential properties which they intend to occupy as a primary or secondary residence. Borrowers are required to have a firm contract with a qualified builder. Such a construction loan is generally made with the first twelve months designated as the construction period (six months for fixed construction) after which time the loan converts to a 30-35 year permanent residential real estate loan. A maximum loan to value ratio of 95% of the value of the completed property, or 95% of the total cost to construct, whichever is less, is permitted as determined by appraisers. The majority of the Bank's construction loans are made for the construction of pre-sold, pre-approved residential homes. Inspections of the construction sites are primarily performed by independent inspectors.

     Due to the active real estate market in 1997, the Bank provided financing to established, credit worthy builders for the purpose of funding construction of residential homes which had either been pre-sold or constructed on speculation. Sound underwriting standards were adhered to, minimizing the inherent risks associated with construction lending. The total loan exposure to any one builder was well within the prudent levels established by management. All builder construction loans are performing as anticipated.

     COMMERCIAL REAL ESTATE LENDING. The Bank also originates loans secured by real estate other than one-to-four family residential properties. These commercial real estate loans generally bear interest at variable rates based upon a margin of one to two percent above the prime interest rate as quoted in The Wall Street Journal, and such rates adjust when The Wall Street Journal prime rate changes. In June 1996, the Bank started offering three year adjustable rate commercial real estate loans where the interest rate is fixed for the first three years, generally at 9 1/4%. After the initial three year period, the interest rate adjusts every three years thereafter to a margin of one and one half percent above the prime interest rate as quoted in The Wall Street Journal. This product has enabled the Bank to be more competitive with its product offerings. There were $62.6 million in commercial real estate loans outstanding, which comprised 17.1% of the Bank's total loan portfolio at December 31, 1997. In some cases, commercial real estate loans are made through participations with other banks. Commercial real estate loans are generally written in amounts of up to 75% of the appraised value of the property and all commercial real estate loans over $100,000 are appraised by independent appraisers. In addition, the Bank's underwriting procedures require verification of the borrower's credit history and income, banking relationships, references and income projections for the property. In certain cases, borrowers may be required to provide additional collateral for loans made. All property securing commercial loans is revalued or inspected periodically as required under Massachusetts law. It is the Bank's policy to use the same underwriting procedures for loan participations as for loans originated by the Bank. The Bank grants loans guaranteed by the Small Business Administration as well as by the Massachusetts Business Development Corporation's Capital Access Program. Although the Bank is permitted to grant commercial real estate loans in substantially greater amounts, the Bank's current policy generally limits new commercial real estate loan originations to $2,000,000 to any individual or entity.

     CONSUMER AND OTHER LOANS. The Bank's consumer and other loans totaled $27.4 million on December 31, 1997, representing 7.5% of the total loan portfolio on that date. In addition to consumer loans, including personal and automobile loans, the Bank makes education loans under the American Student Assistance Corporation ("A.S.A.") program, which are serviced by Sallie Mae, Inc. The interest on education loans is partially subsidized by the Federal Government and the principal is fully guaranteed by A.S.A. The Bank sells its student loans to Sallie Mae once the loan has begun repayment.

     The Bank offers a home equity line of credit whereby the Bank makes monthly adjustable rate loans, secured by the borrower's equity in their residence, whether or not the loans are to be used for home improvements. As of December 31, 1997, the Bank had $12.4 million in home equity loans outstanding or 3.4% of the Bank's total loan portfolio, as compared with $12.3 million in such loans outstanding at December 31, 1996 or 3.9% of the Bank's total loan portfolio at that date. Home equity loans are currently written in amounts up to 80% of the appraised value of the property less the outstanding balance of the existing first mortgage.

     The Bank offers a three year adjustable home equity loan. The interest rate for each three year period is based upon a margin of 3.0% above the prime interest rate as quoted in The Wall Street Journal. The home equity loan has a maximum interest rate adjustment of 3.0% per adjustment, and a ceiling interest rate of 18.0%. The home equity loan amount is fully drawn down at closing.

     The Bank offers a commercial line of credit program for its established business customers with seasonal cash flow needs. The Bank's home equity line of credit loans and commercial lines of credit accounts generally bear interest at variable rates based upon a margin 1 - 3% above the prime interest rate as quoted in The Wall Street Journal, while other loans are generally priced based on market conditions.

     The Bank believes its consumer lending programs create diversity and interest rate sensitivity within its asset mix and offer attractive yields. The Bank is currently promoting its construction, consumer and home equity lending programs through the activities of its loan officers, branch managers and customer service personnel, and is utilizing careful underwriting and monitoring procedures in these programs.

     RISKS OF COMMERCIAL, CONSTRUCTION AND CONSUMER LENDING. Commercial real estate, construction and consumer lending may entail additional risks compared to residential mortgage lending. Commercial real estate and construction loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local real estate market or in the economy generally. Construction loans may involve additional risks, because the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, which make it relatively difficult to evaluate accurately the total loan funds required to complete a project, and related loan-to-value ratios. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from the expertise required for residential mortgage lending. Consumer loans and particularly unsecured personal loans may involve additional risks, and it may be expensive and time consuming to recover the money lent in the event of a default. While the Bank has attempted to limit the risk of loss on its commercial real estate, construction and consumer loans, and has established provisions for loan losses, a reversal in the current positive trend in the New England real estate market could negatively affect the Bank's commercial real estate, construction and consumer loan portfolios, which would further negatively affect the Bank's results of operations. In addition, the status of the Bank's problem assets could be impacted by a reversal in the continuing improvement in the New England real estate market and the Bank's market area.

     The following table indicates the amounts of construction and commercial loans which are due after one year from December 31, 1997 that earn interest at fixed rates and adjustable rates.

                                   Total Due After One Year
                               ---------------------------------
                                Fixed      Adjustable
                                Rate          Rate        Total
                               -------       ------      -------
                                        (in thousands)
         Construction........  $    --      $ 18,251    $ 18,251
         Commercial..........    1,986            --       1,986
                               -------      --------    --------
           Total.............  $ 1,986      $ 18,251    $ 20,237
                               =======      ========    ========

     LOANS BY INTEREST RATE AND MATURITY. The following table shows as of December 31, 1997 information concerning the Bank's fixed and adjustable rate permanent mortgage loans by interest rate range and by maturity date for fixed rate mortgages and interest rate adjustment date for variable rate mortgages.

                                          Fixed Rate Mortgages                   Mortgages Subject to Interest Rate Adjustment
                          ----------------------------------------------     -----------------------------------------------------
                            4.01-      8.01-   10.01-   12.01%                  4.01-       8.01-    10.01-    12.01%
Years                       8.00%     10.00%   12.00%  and over    Total        8.00%      10.00%    12.00%   and over     Total
-----                     -------    -------   ------  --------  -------     --------    --------   -------   --------    --------
                                                               (In thousands)
0-1.....................  $   205    $   147   $   --   $    --  $   352     $ 54,773    $ 82,206   $22,575   $     76    $159,630
1-2.....................       37         80       20         5      142       36,410      15,190       534         65      52,199
2-5.....................    1,712        442       66        11    2,231      100,363      14,811       744         --     115,918
5-10....................    6,732        315      182        75    7,304           --          23        --         --          23
10 or more..............    4,336        990       --        --    5,326           --          --        --         --          --
                          -------    -------   ------   -------  -------     --------    --------   -------   --------    --------
 Total..................  $13,022    $ 1,974   $  268   $    91  $15,355     $191,546    $112,230   $23,853   $    141    $327,770
                          =======    =======   ======   =======  =======     ========    ========   =======   ========    ========

     ORIGINATION FEES AND OTHER FEES. The Bank offers real estate loans with and without origination fees. During 1997, customer preference tended towards the "no point," higher rate loans, both adjustable and fixed. The Bank does charge the customer for expenses incurred during the loan application process to cover such items as real estate appraisal, credit report, etc. The Bank retains late charges on all real estate loans that are more than fifteen days late. For information regarding the manner in which fees are taken into income, see Note 1 of Notes to Consolidated Financial Statements contained in the Company's 1997 Annual Report to Stockholders (the "Annual Report"), which is Exhibit 13 to this report.

     LOAN SOLICITATION AND APPROVAL PROCEDURES. Loan originations are developed by the Bank's officers, managers, assistant branch managers, customer service representatives, and loan originators from a number of sources, including referrals from realtors, builders, attorneys and customers. Consumer loans are solicited from existing depositors and loan customers. Various advertising forums are also used to promote the Bank's lending programs.

     Applications for all types of loans are taken at all of the Bank's offices and mortgage loan applications are forwarded to the Bank's loan department for processing. The Bank's loan underwriting procedures include the use of detailed credit applications, property appraisals and verifications of an applicant's credit history, employment situations and banking relationships. Loans up to and including $500,000 may be approved by the Bank's senior loan officer, while those over $500,000 must be approved by the Bank's Security Committee before they close. All mortgage loans are approved or ratified by the Security Committee and/or the full Board of Directors. All residential loans and commercial mortgages over $100,000 are appraised by independent state certified appraisers selected by the Bank. Title insurance and fire and casualty insurance are required on all security properties.

     Mortgage applicants are promptly notified of the decision concerning their application by a commitment letter setting forth the terms and conditions of the decision. If approved, these commitments include the amount of the loan, interest rate, amortization term, brief description of the real estate mortgaged to the Bank, the required amount of fire and casualty insurance to be maintained to protect the Bank's interest and other special conditions as warranted.

     LOAN ORIGINATIONS, PURCHASES AND SALES. The Bank uses the underwriting standards and standard documents of the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. The Bank continues to sell fixed rate residential loans in the secondary market. The Bank has also become more active in the Massachusetts Housing Finance Agency ("MHFA") program, and generated five loans totaling $326,175 under their below market fixed rate residential loan programs. Also, in 1997, the Bank began offering the low interest rate MHFA Septic loans and closed two loans totaling $10,000 as of December 31, 1997.

     Set forth below is a table showing the Bank's mortgage loan origination, purchase and sales activity for the periods indicated, together with information on repayment of principal on mortgage loans in the Bank's portfolio. Mortgage loans purchased were whole loans originated by other New England-based financial institutions.

                                                               Year Ended December 31,
                                                -----------------------------------------------------
                                                  1997       1996       1995       1994       1993
                                                ---------  ---------  ---------  ---------  ---------
                                                                    (In thousands)
Beginning balance (a).........................  $292,757   $242,369   $221,536   $182,609   $151,892

Loan originations and purchases:
 Fixed rate...................................    20,845     19,127     12,682     21,244     60,921
 Adjustable rate..............................    67,895     62,258     36,416     35,026     36,087
 Construction.................................    34,431     35,982     27,028     23,491     11,683
                                                --------   --------   --------   --------   --------
  Total mortgage loan originations............   123,171    117,367     76,126     79,761    108,691
 Loans purchased..............................    18,342     23,758      8,612     14,590     12,674
                                                --------   --------   --------   --------   --------
  Total loan originations and purchases.......   141,513    141,125     84,738     94,351    121,365
                                                --------   --------   --------   --------   --------

Loan principal reduction......................   (74,023)   (70,396)   (49,708)   (35,160)   (46,739)
Loans sold....................................   (17,610)   (20,999)   (14,363)   (20,142)   (43,913)
Change in deferred net loan origination fees..       488        487         98        117          4
Change in unearned discount...................        --        171         68       (239)        --
                                                --------   --------   --------   --------   --------
Ending balance (a)............................  $343,125   $292,757   $242,369   $221,536   $182,609
                                                ========   ========   ========   ========   ========

_______________
(a) Beginning balance and ending balance are net of undisbursed proceeds of loans in process, deferred net loan origination fees and unearned discounts.

     The following table sets forth at December 31, 1997 all mortgage loans by categories of weighted average annual yield.


                                                            Percent         Weighted Average
                                             Amount         of Total          Annual Yield
                                             ------         --------          ------------
                                         (In thousands)
       12.01% and over...................   $    232            0.07%               12.71%
       11.01% to 12%.....................        917            0.27                11.51
       10.01% to 11%.....................     23,352            6.81                10.50
        9.01% to 10%.....................     46,267           13.48                 9.59
        8.01% to  9%.....................     67,957           19.81                 8.54
        4.01% to  8%.....................    204,400           59.56                 7.02
                                            --------          ------
          Total mortgage loans...........   $343,125          100.00%                7.92%
                                            ========          ======                =====

     NON-PERFORMING ASSETS AND ASSET CLASSIFICATION. Once a loan payment is 15 days past due, the Bank notifies the borrower of the delinquency. Repeated contacts are made if the loan remains in a delinquent status for 30 days or more. While generally the Bank is able to work out satisfactory repayment with a delinquent borrower, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise resolved when payments are 90 days past due. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed. When such property is acquired it is recorded at the lower of unpaid principal balance of the related loan or its fair value, less costs to dispose. Beginning for the year ended December 31, 1993, the Bank has classified its non-performing assets in accordance with FDIC classification regulations, so that all loans secured by residential real estate are considered residential loans, regardless of whether they are owner-occupied or are investment properties. During the year ended December 31, 1997, the Bank foreclosed on eleven loans totaling $1,245,000 of which nine were residential mortgage loans totaling $728,000 and two were commercial real estate loans totaling $517,000. The Bank charged off $397,000 on various other loans during fiscal 1997.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. At December 31, 1997, the Bank had one restructured loan within the meaning of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 15 which are described below.

                                                                  At December 31,
                                                    -------------------------------------------
                                                     1997     1996     1995     1994     1993
                                                    -------  -------  -------  -------  -------
                                                               (Dollars in thousands)
Loans accounted for on a non-accrual basis which
 are contractually past due 90 days or more:
   Mortgage loans:
    Residential...................................  $2,755   $2,320   $2,948   $  966   $1,614
    Commercial real estate........................     456    1,118    1,225      401      228
    Construction and land.........................      72       83       65      227      264
                                                    ------   ------   ------   ------   ------
     Total........................................   3,283    3,521    4,238    1,594    2,106
                                                    ------   ------   ------   ------   ------

   Other:
    Home equity...................................      82      195      133      250      219
    Consumer......................................      42       90      138       20        6
    Commercial....................................     174      280      162      199       --
                                                    ------   ------   ------   ------   ------
     Total........................................     298      565      433      469      225
                                                    ------   ------   ------   ------   ------

    Total non-accrual loans.......................  $3,581   $4,086   $4,671   $2,063   $2,331
                                                    ======   ======   ======   ======   ======

Restructured loans:
   Mortgage loans:
    Residential...................................  $   --   $  151   $  504   $1,078   $  551
    Commercial real estate........................     105      107      558      423    1,174
    Construction and land.........................      --       --       --       30       --
                                                    ------   ------   ------   ------   ------
     Total........................................     105      258    1,062    1,531    1,725
                                                    ------   ------   ------   ------   ------

   Other:
    Home equity...................................      --       --       --       --       37
    Commercial....................................      --       --       --       --      303
                                                    ------   ------   ------   ------   ------
     Total........................................      --       --       --       --      340
                                                    ------   ------   ------   ------   ------

    Total restructured loans......................  $  105   $  258   $1,062   $1,531   $2,065
                                                    ======   ======   ======   ======   ======

Total of non-accrual loans and
  restructured loans..............................  $3,686   $4,344   $5,733   $3,594   $4,396
                                                    ======   ======   ======   ======   ======

Percentage of total loans.........................    1.01%    1.37%    2.12%    1.43%    2.12%
                                                    ======   ======   ======   ======   ======

Real estate acquired by foreclosure
  or substantively repossessed....................  $  596   $  465   $  367   $  969   $2,867
                                                    ======   ======   ======   ======   ======

     At December 31, 1997, the Bank had 46 loans, totaling $3.6 million which were non-accruing. Non-accruing loans at December 31, 1997 included in the above total were: (i) 27 loans on residential properties, including two land loans, totaling $2.8 million with balances outstanding ranging from $2,000 to $712,000; (ii) eight loans on commercial real estate properties, totaling $600,000, with balances outstanding ranging from $30,000 to $111,000; (iii) three home equity loans with combined balances outstanding of $82,000 and (iv) $121,000 in various other loans. Reserves of $4.1 million have been established by the Bank at December 31, 1997 to cover any losses that may be incurred on loans.

     Restructured loans at December 31, 1997 amounted to $105,000. Additional interest income of approximately $2,000 would have been recorded on these restructured loans during the year ended December 31, 1997 if they had been performing in accordance with their original terms. Interest income actually recorded on these loans for the year amounted to approximately $9,000. Typically, restructured loans are restructured to provide either a reduction of the interest on the loan principal or an extension of the loan maturity.

     Real estate acquired by foreclosure at December 31, 1997 totaled $596,000, representing the lower of the carrying value of the loan or the fair value less costs to dispose of properties. These properties had secured six loans which were foreclosed upon by the Bank. The largest of these foreclosed properties, carried at $167,000 at December 31, 1997, is comprised of one residential loan. For further information regarding the Bank's non-performing assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of Notes to Consolidated Financial Statements contained in the Annual Report.

ALLOWANCE FOR LOAN LOSSES

     The Bank maintains an allowance for losses on loans. The annual provision for loan losses is determined by management on the basis of many factors including the risk characteristics of the portfolio, current economic conditions and trends in loan delinquencies and charge-offs. The provision for loan losses charged to earnings totaled $750,000 and $265,000 for the years ended December 31, 1997 and 1996, respectively. The Bank increased its provision for loan losses for the year ended December 31, 1997, as compared to the year ended December 31, 1996 as a result of the overall increase in the loan portfolio and an increase in specific loan charge-offs. The allowance for loan losses was $4.1 million at December 31, 1997. The allowance for loan losses is reviewed by management on a continual basis and although management currently believes this allowance to be adequate, there can be no assurance that this allowance will be sufficient to cover future losses.

     The following table presents activity in the allowance for loan losses during the periods indicated.

                                                         Year Ended December 31,
                                               -------------------------------------------
                                                1997     1996     1995     1994     1993
                                               -------  -------  -------  -------  -------
                                                       (Dollars in thousands)
Balance at the beginning of year.............  $3,741   $3,674   $3,255   $2,983   $2,979
                                               ------   ------   ------   ------   ------
Provision for loan losses....................     750      265      597      340      478
                                               ------   ------   ------   ------   ------
Loans charged-off:
 Mortgage loans:
 Residential.................................     (59)     (50)    (223)      (2)    (250)
 Commercial real estate......................     (24)     (92)     (36)     (89)    (121)
 Construction and land.......................      --       --       --      (51)    (100)

 Other loans:
 Home equity.................................      --       --      (21)     (23)      --
 Consumer....................................    (151)    (101)     (73)     (19)     (16)
 Commercial..................................    (246)     (22)      (8)      --      (60)
                                               ------   ------   ------   ------   ------
  Total charge-offs..........................    (480)    (265)    (361)    (184)    (547)
                                               ------   ------   ------   ------   ------

Recoveries on previously charged-off loans:
 Mortgage loans..............................      60       46      152      106       49
 Other loans.................................      29       21       31       10       24
                                               ------   ------   ------   ------   ------
  Total recoveries...........................      89       67      183      116       73
                                               ------   ------   ------   ------   ------

Net charge-offs..............................    (391)    (198)    (178)     (68)    (474)
                                               ------   ------   ------   ------   ------
Balance at the end of year...................  $4,100   $3,741   $3,674   $3,255   $2,983
                                               ======   ======   ======   ======   ======
Ratio of net charge-offs to average
 loans outstanding...........................    0.11%    0.07%    0.07%    0.03%    0.25%
                                               ======   ======   ======   ======   ======

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowances to absorb losses in any category.

                                                 At December 31,
                                      --------------------------------------
                                       1997    1996    1995    1994    1993
                                      ------  ------  ------  ------  ------
                                                 (In thousands)
Residential.........................  $1,613  $1,313  $1,396  $1,279  $1,302
Commercial real estate..............   1,655   1,683   1,513   1,148     985
Construction and land...............     378     284     267     320     311

 Other:
  Home equity.......................      81      90      90     130     188
  Consumer..........................     137     146     178     273     128
  Commercial........................     236     225     230     105      69
                                      ------  ------  ------  ------  ------
   Total allowance for loan losses..  $4,100  $3,741  $3,674  $3,255  $2,983
                                      ======  ======  ======  ======  ======

INVESTMENT ACTIVITIES

     The Bank's management believes it prudent to maintain an investment portfolio that provides not only a source of income but also a source of liquidity to meet lending demands and fluctuations in deposit flows. The relative mix of investment securities and loans in the Bank's portfolio is dependent upon the comparative attractiveness of yields available to the Bank on adjustable rate loans that it makes as compared to yields on short-term investment securities. At December 31, 1997, the Bank's portfolio of short-term investments, equity securities, mortgage-backed securities and collateralized mortgage obligations totaled $110.7 million, which represented 21.3% of total assets. Sales of equity securities during the year ended December 31, 1997 resulted in a net gain of $55,000. There were no sales of equity securities for the year ended December 31, 1996. The fair value of the Bank's equity securities portfolio as of December 31, 1997 totaled $6,000. For more information, see Note 3 of Notes to Consolidated Financial Statements in the Annual Report.

     The Bank's portfolio of investment securities consists of securities offering reasonably short maturities or adjustable interest rates, primarily United States Treasury notes and Government agency obligations, mortgage-backed securities, collateralized mortgage obligations, investment grade corporate bonds, money market instruments and municipal tax anticipation notes. The average life of the Bank's fixed-income investment portfolio was less than three years at December 31, 1997, with final maturities greater than ten years. The Bank's investment portfolio is presently managed by the Bank's Chief Financial Officer.

     The following table sets forth a summary of the held to maturity and available for sale, amortized cost and fair value of the Bank's investment securities at the dates specified.

                                                 December 31, 1997                       December 31, 1996
                                     ----------------------------------------  --------------------------------------
                                       Held to Maturity    Available for Sale   Held to Maturity   Available for Sale
                                     --------------------  ------------------  ------------------  -------------------
                                     Amortized    Fair     Amortized   Fair    Amortized   Fair    Amortized   Fair
                                       Cost       Value      Cost      Value     Cost      Value     Cost      Value
                                     ---------  ---------  ---------  -------  ---------  -------  ---------  -------
                                                                                 (In thousands)
U.S. Government obligations:
  Maturing within 1 year............   $ 9,992    $10,004    $    --  $    --    $12,015  $12,035    $ 2,000  $ 1,994
  Maturing after 1 year but
   within 5 years...................     5,488      5,506         --       --     10,462   10,492         --       --
                                       -------    -------  ---------  -------    -------  -------    -------  -------
                                        15,480     15,510         --       --     22,477   22,527      2,000    1,994
                                       -------    -------  ---------  -------    -------  -------    -------  -------
Collaterized mortgage
 obligations (CMOs):
  Maturing within 1 year............       413        413         --       --      1,436    1,436         --       --
  Maturing after 1 year
   but within 5 years...............     4,598      4,591         --       --      6,384    6,312         --       --
  Maturing after 5 years
   but within 10 years..............     5,036      5,021         --       --        740      753         --       --
  Maturing after 10 years...........    40,162     40,230         --       --     56,220   55,708         --       --
                                       -------    -------  ---------  -------    -------  -------    -------  -------
                                        50,209     50,255         --       --     64,780   64,209        --        --
                                       -------    -------  ---------  -------    -------  -------    -------  -------
Mortgage-backed securities:
 Maturing within one year...........        --         --         98       98         --       --         --       --
 Maturing after 1 year
  but within 5 years................        --         --         --       --         --       --        147      147
 Maturing after 5 years
  but within 10 years...............       217        228         --       --         --       --         --       --
 Maturing after 10 years............    33,671     33,782     10,763   10,891     12,391   12,392      8,271    8,343
                                       -------    -------  ---------  -------    -------  -------    -------  -------
                                        33,888     34,010     10,861   10,989     12,391   12,392      8,418    8,490
                                       -------    -------  ---------  -------    -------  -------    -------  -------
Other bonds and obligations:
 Maturing within one year...........        --         --         --       --         --       --         --       --
 Maturing after 1 year
  but within 5 years................        --         --         --       --         --       --         --       --
                                       -------    -------  ---------  -------    -------  -------    -------  -------
                                            --         --         --       --         --       --         --       --
                                       -------    -------  ---------  -------    -------  -------    -------  -------
Marketable equity securities
 Mortgage-backed mutual
  funds.............................        --         --         --       --         --       --      2,520    2,510
 Common and preferred
  stocks............................        --         --          2        6         --       --        324      318
                                       -------    -------  ---------  -------    -------  -------    -------  -------
      Totals........................   $99,577    $99,775    $10,863  $10,995    $99,648  $99,128    $13,262  $13,312
                                       =======    =======  =========  =======    =======  =======    =======  =======

                                         December 31, 1995
                               --------------------------------------
                                Held to Maturity   Available for Sale
                               ------------------  ------------------
                               Amortized   Fair    Amortized   Fair
                                 Cost      Value     Cost      Value
                               ---------  -------  ---------  -------
U.S. Government obligations:
  Maturing within 1 year......   $ 2,522  $ 2,534    $ 8,758  $ 8,828
  Maturing after 1 year but
    within 5 years............    12,072   12,172      4,007    4,005
                                 -------  -------    -------  -------
                                  14,594   14,706     12,765   12,833
                                 -------  -------    -------  -------
Collaterized mortgage
 obligations (CMOs):
  Maturing within 1 year......        --       --         --       --
  Maturing after 1 year
   but within 5 years.........     7,547    7,609         --       --
  Maturing after 5 years
   but within 10 years........     6,022    6,001         --       --
  Maturing after 10 years.....    57,385   57,077         --       --
                                 -------  -------    -------  -------
                                  70,954   70,687         --       --
                                 -------  -------    -------  -------
Mortgage-backed securities:
 Maturing within one year.....        --       --         --       --
 Maturing after 1 year
  but within 5 years..........        --       --        152      152
 Maturing after 5 years
  but within 10 years.........        --       --         --       --
 Maturing after 10 years......     1,358    1,390     10,031   10,062
                                 -------  -------    -------  -------
                                   1,358    1,390     10,183   10,214
                                 -------  -------    -------  -------
Other bonds and obligations:
 Maturing within one year.....       709      707         --       --
 Maturing after 1 year
  but within 5 years..........     1,853    1,898         --       --
                                 -------  -------    -------  -------
                                   2,562    2,605         --       --
                                 -------  -------    -------  -------
Marketable equity securities:
 Mortgage-backed mutual
  funds.......................        --       --      2,375    2,369
 Common and preferred
  stocks......................        --       --        370      354
                                 -------  -------    -------  -------
   Totals.....................   $89,468  $89,388    $25,693  $25,770
                                 =======  =======    =======  =======

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

     GENERAL. Checking, savings and investment deposits have traditionally been an important source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, selling loans, and from other operations. The availability of funds is influenced by general interest rates and other market conditions. Scheduled loan repayments are a relatively stable source of funds while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities, or to take advantage of favorable investment opportunities.

     DEPOSITS. Consumer deposits are attracted principally from within the Bank's market area through the offering of a broad selection of deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, regular savings accounts, term deposit accounts and retirement savings plans. The Bank does not actively solicit or advertise for deposits outside of its market area. The Bank accepts deposits primarily through its branch office network and through the "X-Press 24" automated teller machine network, of which it is a member. The Bank also actively solicits deposits from area businesses as part of its Business Services offerings and seeks to attract deposits from local municipalities.

     The Bank has adopted a policy of controlled deposit growth, by pricing its savings products based on the Bank's need for additional funds and rates being paid by other area financial institutions.

     The Bank offers its customers a variety of pricing options which enable them to select the combination of banking services which best meets their needs, in the most cost effective manner.

     In August 1994, the Bank introduced a new relationship banking product called "Advantage CD." With this deposit offering, customers have the opportunity to earn bonus interest each month, based upon their total deposit and loan account balances with the Bank. As of December 31, 1997, over $78.1 million had been deposited into the 18 and 30 month Advantage CD's. In January 1996, the Bank reintroduced its club program, as the Presidents Club, producing a package of benefits for customers with combined balances of $10,000 or more. During 1997, Presidents Club household deposits with the Bank grew by $31.3 million to $179.3 million at December 31, 1997. In August 1997, a high rate, high minimum balance money market account was introduced, resulting in deposits of $19.8 million by year end 1997.

     For further information regarding the Bank's deposits see Note 8 of Notes to Consolidated Financial Statements in the Annual Report.

     BORROWINGS. Savings deposits and loan repayments, as well as principal payments and maturing investments, are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. Advances from the Federal Home Loan Bank ("FHLB") of Boston and other borrowings in the form of securities sold under agreements to repurchase, are alternative sources of funds. The Bank increased its advances from the FHLB of Boston to finance loan originations, loan purchases and purchases of investment securities. Advances from the FHLB of Boston were $45.6 million at December
31, 1997 compared to $32.1 million at December 31, 1996. Additional sources of available funds include the Co-operative Central Bank Reserve Fund and the Federal Reserve System.

          Advances from the Federal Home Loan Bank of Boston are summarized as follows:

                              Maturing in            At December 31,
                                             -------------------------------
Interest Rate                 Year Ending      1997        1996       1995
-------------                 -----------    --------    --------   --------
                                                  (Dollars in thousands)
4.19% - 5.61%                   1996           $    --    $    --    $ 6,407
4.53% - 5.78%                   1997                --     26,026        694
5.60% - 6.47%                   1998            34,000      5,000         --
5.71% - 6.83%                   1999            11,000      1,000      1,000
8.32%                           2015                47         47         47
6.67%                           2017                54         --         --
5.66%                           2018               500         --         --
                                               -------    -------    -------
                                               $45,601    $32,073    $ 8,148
                                               =======    =======    =======
Weighted average rate
  (cost of borrowings)                            5.82%      5.70%      5.21%
                                               =======    =======    =======

Maximum amount outstanding
  at any month end                             $71,515    $32,073    $15,354
                                               =======    =======    =======

     For further information regarding the Bank's borrowings see Note 9 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders.


SUBSIDIARY ACTIVITIES

     The Sextant Corporation (the "Corporation") is a wholly-owned subsidiary of the Bank, originally formed to purchase equipment and lease the equipment to the Bank to take advantage of favorable tax treatment previously but no longer allowed to such transactions. In fiscal 1989, the Corporation constructed four office condominium buildings which contain a total of sixteen thousand square feet of office space (16 units). At December 31, 1997, eight units had been sold, and two units have been leased. The Bank occupies the remaining units. The Corporation also owns seven condominium units in Cedarville, Massachusetts. These units have been written down to their appraised value and are actively being marketed. The sales price for the units has been reduced as of March 1, 1997 to help facilitate a sale. No further losses are anticipated; the current book value as of December 31, 1997 is $233,000.

     The Company in its application to the Federal Reserve Bank of Boston ("FRB") to become a bank holding company committed to divest or convert to bank premises the properties that are currently held by the Sextant Corporation including the properties discussed above, pursuant to (S)225.22(f) of Regulation
Y. Section 225.22(f) of Regulation Y, which stipulates that a company that becomes a bank holding company may, for a period of two years, engage in nonbanking activities and control voting securities or assets of a nonbank subsidiary, if the bank holding company engaged in such activities or controlled such voting securities or assets on the date it became a bank holding company. The FRB may grant requests for up to three one-year extensions of the two-year period.

     The Corporation is also a 49% partner in the Glasstown Group Partnership. In July 1996, the Partnership sold approximately 12 acres of land on Old Kings Highway adjacent to a major retail complex in Sandwich, Massachusetts. The Corporation received $113,000 in cash and a note receivable for $174,000. Principal and interest is payable in quarterly payments over a five year period. The Corporation sustained no loss as a result of the transaction. At December 31, 1997, the Corporation's portion of the note receivable was $135,000.

     In March 1992, the Bank established Redeil Corporation ("Redeil"), a Massachusetts Corporation which was established in order to allow the Bank to transfer certain real estate owned by foreclosure to Redeil. The Bank transferred $903,000 in real estate owned by foreclosure to Redeil in March 1992, and made an additional investment in Redeil of $20,000 in June 1992. At July 31, 1995, the Bank dissolved Redeil and transferred its investment of $791,000, including a real estate owned by foreclosure balance of $135,000, back to the Bank.

     In February 1993, the Bank established Sandwich Securities Corporation ("SSC"), a Massachusetts corporation for the purpose of engaging exclusively in buying, selling and holding, on its own behalf, securities that may be held directly by the Bank. SSC qualifies under Massachusetts General Laws, Chapter 63 Section 38B, as a Massachusetts security corporation. At December 31, 1997, SSC held $39.6 million in U.S. Treasury notes and Government agency obligations and mortgage-backed securities. In March 1995, the Bank established Sextant Securities Corporation ("SEXT"), a second Massachusetts security corporation, for the purpose of engaging exclusively in buying, selling and holding, on its own behalf, securities that may be held directly by the Bank. At December 31, 1997, SEXT held $30.3 million in securities.

     In February 1997, the Bank filed for and received permission from the Massachusetts Commissioner of Banks to increase the amount of securities to be held by SSC from the original amount of $15 million to an amount not to exceed $45 million.

YIELDS EARNED AND RATES PAID

     The Bank's pre-tax earnings depend primarily on its net interest income, the difference between the income it receives on its loan portfolio and other investments and its cost of money, consisting primarily of interest paid on savings deposits, FHLB advances and other borrowings. Net interest income is affected by (i) the difference ("interest rate spread") between rates of interest earned on its interest-earning assets and rates paid on its interest-bearing liabilities and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Thrift institutions have traditionally used interest rate spreads as a measure of net interest income. Another indicator of an institution's net interest income is its "net yield on interest earning assets" which is net interest income divided by average interest earning assets.

     At December 31, 1997, approximately 6.4% of the Bank's total loans outstanding consisted of fixed-rate loans with maturities of up to 30 years. Although actions taken by management have largely reduced the Bank's reliance on long-term fixed-rate assets in favor of short-term repricable assets, when interest rates rise, the Bank's yield on its loan portfolio still increases at a slower pace as the Bank's deposit base has a shorter term than its loan portfolio and is more sensitive to rapidly increasing or decreasing rates.

REGULATION AND SUPERVISION OF THE BANK

     GENERAL. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks and the FDIC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The Massachusetts Commissioner of Banks and FDIC periodically examine the Bank for compliance with various regulatory requirements. The Bank must file reports with the Commissioner and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     CAPITAL REQUIREMENTS. Under FDIC regulations, state-chartered banks that are not members of the Federal Reserve System ("state nonmember banks") are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general a strong banking organization, rated composite 1 under the CAMEL rating system. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 3% plus an additional "cushion" amount of at least 100 to 200 basis points so that the ratio of Tier 1 capital to total assets is not less than 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain purchased mortgage servicing rights and purchased credit card relationships), minus identified losses and minus investments in securities subsidiaries.

     In addition to the leverage ratio, state nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8.0% of which at least four percentage points must be Tier 1 capital.
Qualifying total capital consists of Tier 1 capital plus Tier 2 (supplementary) capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years and certain other capital instruments. The includable amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions. Under the FDIC risk-weighting system, all of a bank's balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk weight categories. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank's risk-weighted assets.

     At December 31, 1997, the Bank's ratio of Tier 1 capital to total assets was 7.80%, its ratio of Tier 1 capital to risk-weighted assets was 13.52% and its ratio of total capital to risk-weighted assets was 14.77%.

     All Massachusetts chartered co-operative banks are required to be members of the Share Insurance Fund. The Share Insurance Fund maintains a deposit insurance fund which insures all deposits in member banks which are not covered by federal insurance, which in the case of the Bank are its deposits in excess of $100,000 per insured account. In past years, a premium of 1/24 of 1% of insured deposits has been assessed annually on member banks such as the Bank for
this deposit insurance.   However, no premium has been assessed in recent years.

     DIVIDEND LIMITATIONS. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

     Earnings of the Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Federal and State Taxation." The Bank intends to make full use of this favorable tax treatment and does not contemplate use of any earnings in a manner which would limit the Bank's bad debt deduction or create federal tax liabilities.

     Under FDIC regulation, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

     DEPOSIT INSURANCE. The Bank is assessed a premium by the FDIC for Bank Insurance Fund ("BIF") insurance of its insurable deposit accounts. The FDIC is required to establish an assessment rate for deposit insurance premiums that protects the insurance fund and considers the fund's operating expenses, case resolution expenditures, income and the effect of the assessment rate on the earnings and capital of BIF members.

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. As of December 31, 1997, the Bank was assigned to Subgroup A.

     The BIF deposit insurance assessment rates are determined by the FDIC based on a number of factors to maintain a statutory designated reserve ratio for the BIF of 1.25% of insured deposits. In March 1997, the reserve ratio was above this target ratio and the FDIC adjusted the BIF assessment rates so that "well-capitalized" institutions in Subgroup A, numbering 95% of BIF-insured institutions, including the Bank, would pay no federal deposit insurance premiums, with the remaining 5% of institutions paying a graduated range of rates up to 0.27% of insured deposits for the highest risk-based premium category. These rates will be effective until the FDIC takes further action.

     In fiscal 1996, the FDIC imposed a one-time special assessment on SAIF-insured institutions which required those institutions to pay a one time fee of 65 basis points based on their deposits at March 31, 1995. This special assessment recapitalized the SAIF and as a result, the FDIC lowered the SAIF deposit insurance assessment rates to a range from 0 to 0.31% of insured deposits through the 1997 calendar year. In the past, the substantial disparity existing between deposit insurance premiums paid by BIF and SAIF members, gave the Bank a significant competitive advantage over SAIF institutions. The reduction of SAIF deposit insurance premiums erased this disparity and could have the effect of increasing net income of SAIF institutions and thereby restoring the competitive equality between BIF-insured and SAIF-insured institutions.

     The FDIC has issued a separate levy for the Financing Corporation (FICO) bonds. All FDIC-insured institutions will have to make FICO payments, but BIF-insured deposits will be assessed at only one-fifth of the rate of SAIF-insured deposits until January 1, 2000, or sooner, if the two funds are merged.

     PROMPT CORRECTIVE REGULATORY ACTION. FDICIA requires the federal banking regulators to take prompt corrective action in the event an FDIC-insured institution fails to meet certain minimum capital requirements. Under FDICIA, as implemented by regulations adopted by the FDIC, an institution is assigned to one of the following five capital categories:

     . well-capitalized -- total risk-based capital ratio of 10% or greater, Tier 1 risk-based capital ratio of 6% or greater, leverage ratio of 5% or greater, and no written FDIC directive or order requiring the maintenance of specific levels of capital;

     . adequately capitalized -- total risk-based capital ratio of 8% or greater, Tier 1 risk-based capital ratio of 4% or greater, and leverage ratio of 4% or greater (or 3% or greater if the institution's composite rating under the FDIC's supervisory rating system is 1);

     . undercapitalized -- total risk-based capital ratio of less than 8%, or Tier 1 risk-based capital ratio of less than 4%, or leverage ratio of less than 4% (or less than 3% if the institution's composite rating under the FDIC's supervisory rating system is 1);

     . significantly undercapitalized -- total risk-based capital ratio of less than 6%, or Tier 1 risk-based capital ratio of less than 3% or leverage ratio of less than 3%; and

     . critically undercapitalized -- ratio of tangible equity to total assets of 2% or less.

     Under FDICIA, an "undercapitalized institution" generally is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. A significantly undercapitalized institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, restrictions on asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution. The senior executive officers of such an institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt, with certain exceptions. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2% of total assets nor more than 65% of the minimum tangible capital level otherwise required (the "critical capital level"), the institution is subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized. At December 31, 1997, the Bank was classified as "well capitalized" under the FDIC's regulations.

     STANDARDS FOR SAFETY AND SOUNDNESS. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines went into effect on August 9, 1995. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the operations of the Bank.


     UNIFORM LENDING STANDARDS. As required by FDICIA, the federal banking agencies adopted regulations effective March 19, 1993 that require banks to adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the banking agencies. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Guidelines for the various types of real estate loans. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits. The Bank does not believe that the Interagency Guidelines will materially affect its lending activities.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. The Bank must maintain reserves equal to 3% on the first $47.8 million of transaction accounts, and a reserve of 10% must be maintained against all remaining transaction accounts. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1997, the Bank met its reserve requirements.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank System ("FHLBS") which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board ("FHFB") of the Federal Home Loan Bank Board. As a member, the Bank is required to purchase and hold stock in the FHLB of Boston in an amount equal to the greater of 1% of their aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding or 1% of 30% of total assets, whichever is higher. As of December 31, 1997, the Bank held stock in the FHLB of Boston in the amount of $3.7 million and was in compliance with the above requirement.

     The FHLB of Boston serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of FHLBS. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the FHLBS and the Board of Directors of the FHLB of Boston.

     MASSACHUSETTS STATE LAW. As a state-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner adopted thereunder. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. In addition, it is required to make periodic reports to the Central Bank. In 1990, legislation was enacted permitting banks nationwide to enter the Bank's market area and compete for deposits and loan originations. The approval of the Massachusetts Commissioner of Banks is required prior to any merger or consolidation, or the establishment or relocation of any office facility.

REGULATION AND SUPERVISION OF THE COMPANY

     GENERAL. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, (the "BHCA"). As such, the Company is registered with the Federal Reserve Board and subject to Federal Reserve Board regulation, examination, supervision and reporting requirements. As a bank holding company, the Company is required to furnish to the Federal Reserve Board annual and quarterly reports of its operations at the end of each period and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by the Federal Reserve Board.

     Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

     Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act.

     Additionally, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.

     The Riegle-Neal Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production.

     The BHCA also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the Federal Reserve Board's regulations thereunder. Notwithstanding the Federal Reserve Board's prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

     CAPITAL ADEQUACY. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "-- Regulation and Supervision of the Bank -- Capital Requirements."

     DIVIDENDS AND DISTRIBUTIONS. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

     Bank holding companies are required to give the Federal Reserve Board notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Bank holding companies whose capital ratios exceed the thresholds for "well capitalized" banks on a consolidated basis are exempt from the foregoing requirement if they were rated composite 1 or 2 in their most recent inspection and are not the subject of any unresolved supervisory issues.

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. Thrift institutions such as the Bank are generally taxed as corporations. However, banks which meet certain definitional tests and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code") are allowed to establish a bad debt reserve and make annual additions thereto which may be taken as a deduction in computing net taxable income for federal income tax purposes. The Bank elected to base its bad debt deduction on the percentage of taxable income method for the year ended December 31, 1995.

     In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. Tax deductions for bad debts will now be calculated on the basis of actual experience.

     The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provision of present law that require recapture in the case of certain excess distributions to shareholders. The tax effect of pre-1988 bad debt reserves subject to recapture in the case of certain excess distributions is approximately $2.3 million.

     Current and accumulated earnings and profits of the Bank (apart from amounts appropriated to the bad debt reserve), to the extent otherwise available, generally may be distributed as cash dividends without any federal income tax being imposed on the Bank because of any such distribution. However, if income appropriated to the bad debt reserve and deducted for federal income tax purposes is used or deemed to be used to pay cash dividends or other distributions to stockholders, including distributions on redemption, dissolution or liquidation, the Bank generally would be taxed at then current corporate tax rates on approximately 151% of the amount that would be deemed removed from such reserves by the Bank because of any such distribution. As of December 31, 1997, the Bank had approximately $5.4 million of tax bad debt reserve for which federal income taxes have not been provided.

     STATE TAXATION. On July 27, 1995, the Bank Tax Reform law enacted by the Commonwealth of Massachusetts reduced the income tax rate for co-operative banks and other financial institutions. The rate reduction will be phased in over four years beginning in 1995 and result in a reduction of the income tax rate to 10.5% of Federal taxable income adjusted by certain items. Taxable income includes income from all sources, without exclusion, less deductions, but not the credits, allowable under the provisions of the Code, as amended. No deductions however, are allowed for dividends received or state income taxes.
In addition, carryforwards and carrybacks of net operating losses are not allowed. For 1997, the Massachusetts income tax rate was 11.32%.

     The Bank's subsidiaries, Sandwich Securities Corporation and Sextant Securities Corporation, are investment companies that have been classified as securities corporations under the provision of the General Laws of Massachusetts and, as such, are subject to state taxes at a rate of 1.32% of gross receipts.

     Reference is made to Note 10 Notes to Consolidated Financial Statements for additional information regarding income taxes.

COMPETITION

     The Bank's competition for deposits has historically come from other co-operative banks, savings banks, savings and loan associations, trust companies, commercial banks and credit unions located in Massachusetts generally, and on Cape Cod specifically, some of which have greater financial resources than the Bank. Based upon FDIC data for branch deposits as of June 30, 1997, the Bank ranked fourth in total deposits in its principle market of Barnstable County (Cape Cod), when compared to other deposit gathering institutions. The Bank has also experienced significant additional competition for investors' funds from short term money market funds, mutual funds, annuities and other corporate and government securities yielding interest rates which have been higher than those being paid by the Bank on savings deposits or containing other favorable features. The Bank anticipates that it will face continuing competition from other financial intermediaries for deposits.

     The Bank competes for deposits principally by offering depositors a wide variety of checking, savings and investment programs, convenient branch locations, 24-hour automated teller machine access, preauthorized payment and withdrawal systems, tax-deferred retirement programs, and other miscellaneous services. The Bank does not rely upon any individual, group or entity for a material portion of its deposits.

     The Bank's competition for real estate loans comes principally from mortgage banking companies, co-operative banks and savings banks, savings and loan associations, commercial banks, insurance companies and other institutional lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. For 1997, Banker and
                                                                ----------
Tradesman listed the Bank as being the third largest originator of residential
---------
mortgages on Cape Cod (Barnstable County), Massachusetts, by dollar amount. The competition for loans encountered by the Bank, as well as the types of institutions with which the Bank competes, varies from time to time depending upon certain factors including the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable.

     In addition to competing with other banks and financial services organizations based in Massachusetts, the Bank has and is expected to face competition from major commercial banks headquartered outside of Massachusetts as a result of regional interstate banking laws which currently permit banks located in New England to enter the Bank's market area and compete with it for deposits and loan originations. The Bank also faces increased competition as a result of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 which, as of September 29, 1995, allowed the Federal Reserve Board to approve a bank holding company's application to acquire control of, or substantially all of the assets of, a Massachusetts bank without regard to Massachusetts law.

     Bank regulation is undergoing significant change with an increased number of bank mergers and acquisitions, changes in the products and services banks can offer, and involvement in non-banking activities by bank holding companies. There are a number of pending legislative and regulatory proposals that may further alter the structure, regulation, and competitive relationships of financial institutions.

     The Bank is headquartered in Sandwich, Massachusetts and operates a network of eleven full service offices and one loan production office. The Bank's eleven full service office facilities are located in Sandwich, South Sandwich, Buzzards Bay (Bourne), Pocasset (Bourne), Wareham, Cedarville (Plymouth), Falmouth, Hyannis, Chatham, Orleans and South Yarmouth, Massachusetts. The Bank's main office is located at 100 Old Kings Highway, Sandwich, Massachusetts. In addition, the Bank maintains a loan production office located in Plymouth, Massachusetts. Nine of the offices are located on Cape Cod in Barnstable County, while the Wareham and Cedarville offices are located in Plymouth County. The Bank's primary market area within which the majority of the properties securing loans originated by the Bank are located, encompasses the southern portion of Plymouth County and all of Cape Cod (Barnstable County), Massachusetts.

EMPLOYEES

     As of December 31, 1997, the Company and subsidiaries had 128 full-time and 39 part-time employees. The employees are not represented by any collective bargaining agreement. Management considers its relations with its employees to be good.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The executive officers of the Bank are as follows:

                       Age at
                    December 31,
     Name              1997       Principal Position
     ----           ------------  ------------------
Dana S. Briggs          46        Senior Vice President

George L. Larson        54        Senior Vice President, Chief Financial Officer and Treasurer

David A. Parsons        54        Senior Vice President

     The following is a description of the principal occupation and employment of the executive officers of the Company during at least the past five years:

     DANA S. BRIGGS joined the Bank in 1983 as Assistant Vice President and Main Office Manager and in 1984 became the Bank's Vice President of Administration. Presently as Senior Vice President and Senior Retail/Operations Officer, he is in charge of the Bank's branches, operations and marketing. From 1973 to 1983, Mr. Briggs was employed by Bass River Savings Bank and Barnstable County National Bank.

     GEORGE L. LARSON started with the Bank in November 1986 as Senior Vice President and Chief Financial Officer and is responsible for the Financial Division of the Bank. Mr. Larson came to the Bank with 15 years of bank accounting and finance experience. From 1978 to 1986, Mr. Larson was employed by Jefferson Federal Savings and Loan Association in Meriden, CT, as Senior Vice President and Treasurer, in which capacities he was in charge of the Jefferson Federal's accounting and data processing operations and managed the Association's investment portfolio.

     DAVID A. PARSONS joined the Bank in December, 1990 as Senior Vice President, Senior Loan Officer and is responsible for the Bank's Lending Division. He was employed from 1969-1989 by Shawmut Bank. His career has covered consumer lending and collection, commercial loan collection and workouts and equipment financing & leasing. In 1989, Mr. Parsons was employed as an Executive Vice President/Senior Credit Officer at Home National Bank in Milford, Massachusetts. Upon Home National's closing, Mr. Parsons was employed by the FDIC until August 1990. From August 1990 until being hired full-time by the Bank in December 1990, Mr. Parsons was employed as a consultant to the Bank.

ITEM 2.  PROPERTIES.
-------------------

     The Bank owns the Pocasset, Falmouth, Hyannis, Chatham and Orleans offices, and the loan servicing office in Sandwich. The Bank leases the main office, and the Buzzard Bay, Wareham, South Sandwich and South Yarmouth offices. Management believes that the properties are in adequate condition to conduct the Bank's business. In December 1997, the Bank entered into a sale/leaseback agreement for three of its offices (main office, Buzzards Bay and Wareham) for $1,738,000. The initial lease term is twenty years followed by four five-year renewal options. Furthermore, the Bank will have the right to re-purchase the properties at the end of years eight, fifteen and twenty.

     The following table sets forth the location of the Bank's offices, as well as certain information relating to these offices as of December 31, 1997:

                                                             Net Book
                                    Year                   Value as of
Bank Facilities                    Opened                December 31, 1997
---------------                    ------                -----------------
Main Office                        1978 (a)                  $  490,000
100 Old Kings Highway
Sandwich, MA

Buzzard Bay Office                 1964 (a)                      60,000
50 Cohasset Avenue
Buzzards Bay, MA

Pocasset Office                    1980                         260,000
30 Barlows Landing Road
Pocasset, MA

Wareham Office                     1982 (a)(b)               $   59,000
261 Main Street
Wareham, MA

South Sandwich Office              1986 (c)                     192,000
331 Cotuit Road
South Sandwich, MA

Cedarville Office                  1988                         487,000
2277 Route 3A
Cedarville, MA

Chatham Office                     1992 (d)                     455,000
895 Main Street
Chatham, MA

Falmouth Office                    1992 (d)                     448,000
310 Gifford Street
Falmouth, MA

                                             (Table continued on following page)

                                                           Net Book
                                Year                      Value as of
Bank Facilities                Opened                  December 31, 1997
---------------                ------                  -----------------
Hyannis Office                          1992 (d)             415,000
North Street & Bassett Lane
Hyannis, MA

Orleans Office                          1992 (d)             686,000
51 Main Street
Orleans, MA

Sextant Hill Loan                       1993 (e)           1,007,000
Servicing Office
90 Route 6A
Sandwich, MA

South Yarmouth Office                   1994 (f)              82,000
1029 Route 28
South Yarmouth, MA

Loan Production Office                  1996 (g)                  --
Plymouth, MA

-------------------------
(a) The lease on these properties terminate in December 2017, and provides for four additional 5-year options. Furthermore, the Company will have the right to repurchase the properties at the end of years eight, fifteen and twenty.
(b) Acquired as a result of the merger with Wareham Co-operative Bank in 1982.
(c) In April 1986, the Bank opened its South Sandwich office, which it leases. The lease on this property terminates in March 2001, and provides for two additional 5-year options.
(d) In November 1992, the Bank acquired these branches, which were previously offices of Shawmut Bank, N.A.
(e) In May 1993, the Bank transferred its Loan Servicing Office from Cedarville to a Sandwich, Massachusetts facility owned by the Bank's subsidiary, The Sextant Corporation.
(f) The Bank acquired this branch in August of 1994 as part of its acquisition of certain assets of Northeast Savings, F.A. The lease on this property terminates in December 1999 and provides for three additional 5-year options.
(g) In February 1996, the Bank opened its Loan Production Office, which it leases. The lease on this office terminates in December 1998.


     The Bank's wholly owned subsidiary, the Sextant Corporation, is a 49% partner in a partnership that sold approximately twelve acres of land on the Old Kings Highway in Sandwich, Massachusetts. The land was originally purchased for $300,000. See "Item I - Business - Subsidiary Activities" for more information.

     The Bank uses an outside service bureau, NCR Customer Information Services based in Framingham, Massachusetts for its on-line processing of deposit and loan payment transactions. Blackstone Financial Corporation, in Hopedale, Massachusetts, is utilized to provide item processing services, including inclearing and outclearing of checks and rendering customer statements. First National Systems in Cotuit, Massachusetts, supplies the Bank with various types of in-house financial software for recordkeeping and other Bank operations.

     For information on properties currently held by the Bank subsidiaries, reference is made to "Item 1 -- Business -- Subsidiary Activities."

     At December 31, 1997, the total net book value of the Bank's premises and equipment was $4.6 million. For further information, see Note 6 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Other than routine litigation incidental to its business, there are no material legal proceedings to which the Company and its subsidiaries is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II

Item 5.  Market For the Registrant's Common Stock and Related Security Holder
-----------------------------------------------------------------------------
Matters
-------

     The Information required by this item is contained under the section captioned "Stockholder Information -- Common Stock Information" in the Company's Annual Report to Stockholders for the Year Ended December 31, 1997 (the "Annual Report"), Exhibit 13 hereof, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information set forth under the section entitled "Selected Consolidated Financial Data" in the Annual Report, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The information set forth in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     The information required by this item is incorporated by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management and Market Risk" in the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

     The Independent Auditor's Report, together with the related Consolidated Financial Statements and Notes are incorporated herein by reference to the Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     For information concerning the directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. For information concerning the executive officers of the Company, see "Item 1. Business -- Executive Officers Who Are Not Directors" under Part I of this Annual Report on Form 10-K, which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The information required by this item is incorporated by reference to the section captioned - "Proposal I - Election of Directors -- Executive Compensation" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Security Ownership" in the Proxy Statement.

     (b)  Security Ownership of Management

          Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership" and "Proposal I -- Election of Directors" in the Proxy Statement.

     (c)  Changes In Control

          On February 2, 1998, the Company and the Bank entered into a definitive agreement under which Compass Bank of New Bedford, Massachusetts will acquire Sandwich Bancorp, Inc. Prior to the Company's consideration and approval of its definitive agreement with Compass Bank, the Company had contacted and received expressions of interest from three other parties who had expressed an interest in an acquisition of the Company.

          On February 24, 1998, the Company announced that its Board of Directors, consistent with the exercise of its fiduciary duties, determined that it was appropriate to request additional information and clarification of the renewed expressions of interest that it had received from three other parties subsequent to February 2.

          Following a comprehensive review of the other expressions of interests for the Company, the Company and Compass Bank jointly announces on March 23, 1998, that they have signed an amendment to their previously announced agreement of February 2, 1998 (the "Amended Agreement") by which Compass Bank would acquire Sandwich Bancorp, Inc. Under the terms of the Amended Agreement, Compass Bank's parent company, The 1855 Bancorp will convert to a 100% publicly owned stock holding company and thereafter issue stock having a value of $64.00 per share to Sandwich Bancorp shareholders in a tax-free exchange of common stock. The value to be received by Sandwich Bancorp shareholders is subject to adjustment pursuant to a formula based on the value of the stock of The 1855 Bancorp near the transaction date. Based on 1855 Bancorp's assumed initial public offering price of $10.00 per share, each Sandwich Bancorp share will be exchanged for 1855 Bancorp stock having a value of $64.00 per share so long as 1855 Bancorp stock trades at an average price of between $10.00 and $13.50 per share during a designated trading period following the initial public offering date. If this average price exceeds $13.50 per share, the value to be received by Sandwich Bancorp shareholders will increase proportionately up to a maximum value of $71.11 until 1855 Bancorp's average price reaches or exceeds $15.00 per share. If this average price is equal to or less than $10.00 per share, Sandwich Bancorp shares will be exchanged for 6.4 shares of 1855 Bancorp stock.

          Sandwich Bancorp and The 1855 Bancorp also entered into a Stock Option Agreement, granting to The 1855 Bancorp an option to acquire up to 19.9% of Sandwich common stock under certain circumstances. The transaction, which is subject to all necessary regulatory and shareholder approvals, is expected to close in the fourth quarter of 1998.

          In connection with the Merger, the directors of the Company have agreed to enter into a separate letter agreement with The 1855 Bancorp (the "Company Letter Agreements") in which such director generally agrees, among other things, to vote their individual shares of Company common stock for approval of the Amended Agreement.

          For additional information, reference is made to the Amended and Restated Affiliation and Merger Agreement, dated as of March 23, 1998, attached hereto as Exhibit 2.1, and the Stock Option Agreement dated as of March 23, 1998, attached hereto as Exhibit 2.2.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

          (1)  Consolidated Financial Statements
               ---------------------------------

               (a)  Independent Auditors' Report

               (b) Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996

               (c) Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

               (d) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

               (e) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

               (f)  Notes to Consolidated Financial Statements

          (2)  Financial Statement Schedules
               -----------------------------

               All financial statement schedules have been omitted as not applicable or not required by SEC Rules and Regulations, or because they are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

          (3)  Exhibits Required by Paragraph (c) of Item 14
               ---------------------------------------------

               See Item 14(c) below.

     (b)  Report on Form 8-K

          The Company did not file a current report on Form 8-K during the fourth quarter of the fiscal year covered by this report. However, on February 5, 1998, the Company filed a Form 8-K announcing that the Company and the Bank had entered into an Affiliation Merger Agreement with The 1855 Bancorp, and its wholly-owned subsidiary, Compass Bank for Savings. For more information, reference is made to "Item 12(c) -- Change in Control" and the Form 8-K filed on February 5, 1998.

     (c)  Exhibits
          --------

          Exhibit No.         Exhibit
          ----------          -------

            2.1     Amended and Restated Affiliation and Merger Agreement dated as of March 23, 1998. (Schedules omitted. The Company
                    agrees to supplementally furnish a copy of any omitted
                    schedules to the Commission upon request.)
            2.2     Stock Option Agreement dated as of March 23, 1998.
            3.1     Articles of Organization of Sandwich Bancorp, Inc.
            3.2     Bylaws of Sandwich Bancorp, Inc.
            4*      Stock Certificate of Sandwich Bancorp, Inc.
            10.1    Employment Contracts of Executive Officers Legate, Briggs
                    and Larson
            10.2    Employment Contract of David A. Parsons
            10.3    1986 Stock Option Plan
            10.4    1994 Stock Option and Incentive Plan
            10.5    1983 Directors Deferred Compensation Plan
            10.6    Form of 1992 Directors Deferred Compensation Plan
            10.7    Form of Supplemental Executive Retirement Agreements with
                    Messrs. Legate, Briggs, Larson and Parsons
            10.8    Management Incentive Plan
            10.9    Management Incentive Compensation Plan
            10.10   Form of letter agreement between the Company directors and
                    The 1855 Bancorp.
            13      1997 Annual Report to Stockholders
            21      Subsidiaries of Registrant
            23      Consent of KPMG Peat Marwick LLP
            27      Financial Data Schedule

__________________
* Incorporated herein by reference to the Current Report on Form 8-K filed on September 30, 1997 with the SEC.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SANDWICH BANCORP, INC.

Date:  March 23, 1998                   By: /s/ Frederic D. Legate
                                            ----------------------------------
                                            Frederic D. Legate President
                                            and Chief Executive Officer and
                                            Duly Authorized Representative

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ George L. Larson                By: /s/ George L. Jackson
    ---------------------------------       ----------------------------------
    George L. Larson                        George L. Jackson
    Principal Financial and Accounting      Director
     Officer

Date:  March 23, 1998                   Date:  March 23, 1998

By: /s/ Howard P. Crowell               By: /s/ Barry H. Johnson
    ---------------------------------       ----------------------------------
    Howard P. Crowell                       Barry H. Johnson
    Director                                Director

Date:  March 23, 1998                   Date:  March 23, 1998

By: /s/ Leon Davidson                   By: /s/ Frederic D. Legate
    ---------------------------------       ----------------------------------
    Leon Davidson                           Frederic D. Legate
    Director                                Director

Date:  March 23, 1998                   Date:  March 23, 1998

By: /s/ John J. Doran                   By: /s/ Reale J. Lemieux
    ---------------------------------       ----------------------------------
    John J. Doran                           Reale J. Lemieux
    Director                                Director

Date:  March 23, 1998                   Date:  March 23, 1998

By: /s/ Bradford N. Eames               By: /s/ David O. MacKinnon
    ---------------------------------       ----------------------------------
    Bradford N. Eames                       David O. MacKinnon
    Director                                Director

Date:  March 23, 1998                   Date:  March 23, 1998

By: /s/ Mary F. Hebditch                By: /s/ Gary A. Nickerson
    ---------------------------------       ----------------------------------
    Mary F. Hebditch                        Gary A. Nickerson
    Director                                Director

Date:  March 23, 1998                   Date:  March 23, 1998

By: /s/ Richard S. Holway               By: /s/ George B. Rockwell
    ---------------------------------       ----------------------------------
    Richard S. Holway                       George B. Rockwell
    Director                                Director

Date:  March 23, 1998                   Date:  March 23, 1998

                               INDEX TO EXHIBITS

          Exhibit No.         Exhibit
          ----------          -------

            2.1          Amended and Restated Affiliation and Merger Agreement
                         dated as of March 23, 1998. (Schedules omitted. The
                         Company agrees to supplementally furnish a copy of any
                         omitted schedules to the Commission upon request.)
            2.2          Stock Option Agreement dated as of March 23, 1998.
            3.1          Articles of Organization of Sandwich Bancorp, Inc.
            3.2          Bylaws of Sandwich Bancorp, Inc.
            4*           Stock Certificate of Sandwich Bancorp, Inc.
            10.1         Employment Contracts of Executive Officers Legate,
                         Briggs and Larson
            10.2         Employment Contract of David A. Parsons
            10.3         1986 Stock Option Plan
            10.4         1994 Stock Option and Incentive Plan
            10.5         1983 Directors Deferred Compensation Plan
            10.6         Form of 1992 Directors Deferred Compensation Plan
            10.7         Form of Supplemental Executive Retirement Agreements
                         with Messrs. Legate, Briggs, Larson and Parsons
            10.8         Management Incentive Plan
            10.9         Management Incentive Compensation Plan
            10.10        Form of letter agreement between the Company directors
                         and The 1855 Bancorp.
            13           1997 Annual Report to Stockholders
            21           Subsidiaries of Registrant
            23           Consent of KPMG Peat Marwick LLP
            27           Financial Data Schedule

___________________
* Incorporated herein by reference to the Current Report on Form 8-K filed on September 30, 1997 with the SEC.