Form 10-Q
period 1998-03-31
SANDWICH BANCORP INC
filed 1998-05-13
CIK 865291

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998
                                   or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________.

                   Commission File number:  000-23149
                   ----------------------------------

                        SANDWICH BANCORP, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

      Massachusetts                          04-3394368
  -------------------------------        --------------------
  (State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)         Identification Number)

   100 Old Kings Highway
      Sandwich, MA                                     02563
---------------------------------------              ---------
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

                       Yes [ X ]   No [   ]


The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1998:

Common Stock: $1.00 par value                   1,945,756
-----------------------------               -------------------
     (Title of class)                       (Shares outstanding)

                         SANDWICH BANCORP, INC.

                                  INDEX



PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets at March 31, 1998
     and December 31, 1997                                    3

     Consolidated Statements of Operations for the
     three months ended March 31, 1998 and 1997               4

     Consolidated Statements of Changes in Stockholders'
     Equity at March 31, 1998 and 1997                        5

     Consolidated Statements of Cash Flows for the three
     months ended March 31, 1998 and 1997                     6

     Notes to Consolidated Financial Statements               7

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                      9

     Quantitative and Qualitative Disclosures
     about Market Risk                                       12


PART II - OTHER INFORMATION                                  14

     Signatures

                     SANDWICH BANCORP, INC.
                   CONSOLIDATED BALANCE SHEETS

                                               March 31,
                                                 1998        December 31,
                                              (Unaudited)        1997
                                              -----------    -------------
                                                     (In thousands)
ASSETS
Cash and due from banks                        $12,742         $ 9,949
Federal funds sold                              16,814           6,018
                                               -------         -------
      Total cash and cash equivalents           29,556          15,967
                                               -------         -------
Other short-term investments                     2,120             101
Investment securities:
  Available for sale                            20,629          10,995
  Held to maturity                              84,157          99,577
                                               -------         -------
      Total investment securities              104,786         110,572
                                               -------         -------
Loans:
  Mortgage loans                               346,064         346,062
  Other loans                                   23,641          24,680
                                              --------        --------
      Total loans                              369,705         370,742
  Less allowance for loan losses                 4,134           4,100
                                              --------        --------
      Net loans                                365,571         366,642
                                              --------        --------
Stock in Federal Home Loan Bank of Boston,
  at cost                                        3,749           3,749
Accrued interest receivable                      2,602           2,836
The Co-operative Central Bank Reserve Fund         965             965
Real estate held for sale                          457             457
Real estate acquired by foreclosure                280             596
Office properties and equipment                  4,562           4,641
Leased property under capital lease              1,730           1,738
Core deposit and other intangibles               1,347           1,459
Income taxes receivable, net                         -             103
Deferred income tax asset, net                   2,951           2,948
Prepaid expenses and other assets                5,853           5,923
                                               -------         -------
      Total assets                            $526,529        $518,697
                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits                                     $426,729        $423,014
 Borrowed funds                                 47,601          45,601
 Capital lease obligation                        1,730           1,738
 Escrow deposits of borrowers                    1,857           1,604
 Income taxes payable, net                         583               -
 Accrued expenses and other liabilities          5,467           4,726
                                              --------        --------
      Total liabilities                        483,967         476,683
                                              --------        --------
STOCKHOLDERS' EQUITY
 Preferred stock, par value $1.00 per share;
   authorized 5,000,000 shares; none issued
   or outstanding                                   --              --
 Common stock, par value $1.00 per share;
   authorized 15,000,000 shares; 1,945,756
   and 1,942,159 issued and outstanding,
   respectively                                  1,946           1,942
 Additional paid-in capital                     20,167          20,139
 Retained earnings                              23,347          19,848
 Accumulated other comprehensive income            102              85
                                              --------        --------
      Total stockholders' equity                42,562          42,014
                                              --------        --------
      Total liabilities and stockholders'
        equity                                $526,529        $518,697
                                              ========        ========

See accompanying notes to unaudited consolidated financial statements.

                         SANDWICH BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                  Three Months Ended
                                                      March 31,
                                                 -------------------
                                                  1998         1997
                                                 ------       ------
                                                 (In thousands, except
                                                   per share amounts)
INTEREST AND DIVIDEND INCOME
  Interest on loans                              $ 7,344     $ 6,507
  Interest and dividends on investment
    securities available for sale                    209         167
  Interest on investment securities held
    to maturity                                    1,514       1,618
  Interest on short-term investments                 117          33
                                                  ------      ------
      Total interest and dividend income           9,184       8,325
                                                  ------      ------
INTEREST EXPENSE
  Deposits                                         4,030       3,581
  Borrowed funds                                     732         541
                                                  ------      ------
      Total interest expense                       4,762       4,122
                                                  ------      ------
      Net interest and dividend income             4,422       4,203
  Provision for loan losses                           57         109
                                                  ------      ------
      Net interest and dividend income after
        provision for loan losses                  4,365       4,094
                                                  ------      ------
NON-INTEREST INCOME
  Service charges                                    402         406
  Mortgage loan servicing fees                        67          63
  Gain on sale of loans, net                         158          40
  Other                                              (21)        107
                                                  ------      ------
      Total non-interest income                      606         616
                                                  ------      ------
      Income before non-interest expense and
        income taxes                               4,971       4,710
                                                  ------      ------
NON-INTEREST EXPENSE
  Salaries and employee benefits                   1,598       1,528
  Occupancy and equipment                            362         372
  FDIC deposit insurance                              19          18
  Advertising                                        118         101
  Data processing service fees                       162         156
  Foreclosed property expense                         16          16
  Amortization of core deposit intangible            112         131
  Other                                              646         683
                                                  ------      ------
      Total non-interest expense                   3,033       3,005
                                                  ------      ------
      Income before income tax expense             1,938       1,705
  Income tax expense                                 758         658
                                                  ------      ------
      Net income                                  $1,180      $1,047
                                                  ======      ======

Basic earnings per share                          $ 0.61      $ 0.55
                                                  ======      ======
Diluted earnings per share                        $ 0.58      $ 0.53
                                                  ======      ======

Average basic shares outstanding                   1,945       1,904
Dilutive effect of outstanding stock options          95          84
                                                  ------      ------
Average diluted shares outstanding                 2,040       1,988
                                                  ======      ======

See accompanying notes to unaudited financial statements.

                              SANDWICH BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     (Unaudited)

                                                                                 Accumulated
                                                        Additional                 other
                                             Common      paid-in     Retained   comprehensive
                                             Stock       capital     earnings      income         Total
                                             ------     ----------   --------  ----------------  --------
                                                                  (In thousands)
Balance at December 31, 1996                $1,902       $19,323      $17,381       $  27         $38,633
  Net income for three months                   --           --         1,047          --           1,047
  Other comprehensive income, net of tax
    Unrealized gains on securities, net
      of reclassification adjustment                                                   16              16
                                                                                                  -------
  Comprehensive income                                                                              1,063

  Dividends declared ($0.30 per share)          --           --          (572)         --            (572)
  Stock options exercised                        4           43            --          --              47
                                            ------      -------       -------       -----         -------
Balance at March 31, 1997                   $1,906      $19,366       $17,856       $  43         $39,171
                                            ======      =======       =======       =====         =======

Balance at December 31, 1997                $1,942      $20,139       $19,848       $  85         $42,014

Comprehensive income:
  Net income for three months                   --           --         1,180          --           1,180

  Other comprehensive income, net of tax
    Unrealized gains on securities, net
      of reclassification adjustment                                                   17              17
                                                                                                  -------
  Comprehensive income                                                                              1,197

  Dividends declared ($0.35 per share)          --           --          (681)         --            (681)
  Stock options exercised                        4           28            --          --              32
                                            ------      -------       -------       -----         -------
Balance at March 31, 1998                   $1,946      $20,167       $20,347       $ 102         $42,562
                                            ======      =======       =======       =====         =======

DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding gains arising during
  period                                                                            $  17
Less: reclassification adjustment for
  gains included in net income                                                         --
                                                                                    -----
Net unrealized gains on securities                                                  $  17
                                                                                    =====

See accompanying notes to consolidated financial statements.
                              5

                     SANDWICH BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                  -----------------
                                                  1998         1997
                                                  ----         ----
                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $  1,180      $  1,047
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                          57           109
    Provision for loss and writedowns of real
      estate acquired by foreclosure                   13            11
    Depreciation and amortization                     272           161
    (Increase) decrease in:
      Accrued interest receivable                     234            89
      Deferred income tax asset, net                  (12)          (30)
      Other assets                                     70         1,216
      Income taxes receivable                         103            --
      Core deposit intangible                         112           131
    Increase(decrease)in:
      Escrow deposits of borrowers                    253           600
      Income tax payable                              583           170
      Accrued expenses and other liabilities          741        (1,678)
    Gain on sales of loans, net                      (158)          (40)
    Principal balance of loans originated
      for sale                                    (17,660)       (2,312)
    Principal balance of loans sold                17,786         2,307
    Loss on sales of investment securities, net        --             6
    Gain on sales of real estate acquired by
      foreclosure                                     (25)           --
                                                  -------       -------
    Total adjustments                               2,369           740
                                                  -------       -------
      Net cash provided by operating activities     3,549         1,787
                                                  -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities available
    for sale                                      (10,362)          (13)
  Purchases of investment securities held to
    maturity                                           --        (1,016)
  Proceeds from sales of investment securities
    available for sale                                 --         2,527
  Proceeds from maturities and paydowns of
    investment securities available for sale          739         2,460
  Proceeds from maturities and paydowns of
    investment securities held to maturity         15,325         9,195
  (Increase) decrease in:
    Short-term investments                         (2,019)       (3,004)
    Loans                                             916       (15,679)
    Investments in real estate                         --             3
  Proceeds from sale of real estate acquired by
    foreclosure                                       458           217
  Purchase of office properties and equipment         (83)          (71)
                                                  -------       -------
    Net cash provided (used) by investing
      activities                                    4,974        (5,381)
                                                  -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                          3,715        (3,414)
  Advances from the Federal Home Loan Bank
    of Boston                                      16,000        53,000
  Repayment of Federal Home Loan Bank advances    (14,000)      (38,526)
  Cash dividends paid                                (681)         (572)
  Stock options exercised                              32            47
                                                  -------       -------
    Net cash provided by financing activities       5,066        10,535
                                                  -------       -------
  Net increase in cash and federal funds sold      13,589         6,941

  Cash and federal funds sold, beginning of
    period                                         15,967        11,718
                                                  -------       -------

  Cash and federal funds sold, end of period      $29,556       $18,659
                                                  =======       =======
CASH PAID FOR
  Interest on deposits                            $ 4,035       $ 3,581
                                                  =======       =======
  Interest on borrowed funds                      $   730       $   508
                                                  =======       =======
  Income taxes, net                               $    94       $   516
                                                  =======       =======
OTHER NON-CASH ACTIVITIES
  Deferred taxes on change in unrealized (gain)
    loss on securities available for sale         $    (9)      $    (1)
                                                  =======       =======
  Additions to real estate acquired by
    foreclosure                                   $   130       $   524
                                                  =======       =======

See accompanying notes to unaudited consolidated financial statements.

                       SANDWICH BANCORP, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------
                       March 31, 1998 and 1997

(1)  BASIS OF PRESENTATION AND SUMMARY OF  SIGNIFICANT
     ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements of Sandwich Bancorp, Inc.(the "Company") and its wholly owned subsidiary, the Sandwich Co-operative Bank (the "Bank") presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1997. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the three months ended March 31, 1998 and 1997. Interim results are not necessarily indicative of results to be expected for the entire year. Certain reclassifications have been made to the December 31, 1997 and the March 31, 1997 balances to conform with March 31, 1998 presentation. Management is required to make estimates and assumptions that effect amounts reported in the financial statements. Actual results could differ significantly from those estimates.

GENERAL

On September 30, 1997, the Registrant completed the acquisition of the Sandwich Co-operative Bank (the "Bank") pursuant to a Plan of Reorganization and Acquisition, dated January 27, 1997, pursuant to which the Bank became a wholly owned subsidiary of the Registrant, a newly formed holding bank incorporated by the Bank for that purpose. Under the terms of the Plan of Reorganization and Acquisition, each outstanding share of the common stock, $1.00 par value per share, of the Bank (the "Bank's Common Stock") was converted into one share of the common stock, $1.00 par value per share, of the Registrant (the "Common Stock") and the former holders of the Bank's Common Stock became the holders of all the outstanding Common Stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. This statement is effective for 1998 financial statements and is not expected to have a material effect on the financial statements. This statement was adopted in the first quarter of 1998 and did not have a material effect on the financial statements.

RECENT EVENTS

On February 2, 1998, the Company and the Bank entered into a definitive agreement under which Compass Bank of New Bedford, Massachusetts will acquire Sandwich Bancorp, Inc. Prior to the Company's consideration and approval of its definitive agreement with Compass Bank, the Company had contacted and received expressions of interest from three other parties who had an interest in an acquisition of the Company.

On February 24, 1998, the Company announced that its Board of Directors, consistent with the exercise of its fiduciary duties, determined that it was appropriate to request additional information and a clarification of the renewed expressions of interest that it had recently received subsequent to February 2 from the three other parties.

Following a comprehensive review of the other expressions of interests for the Company, the Company and Compass Bank jointly announced on March 23, 1998, that they had signed an amendment to their previously announced agreement of February 2, 1998 by which Compass Bank would acquire Sandwich Bancorp, Inc. Under the terms of the amended agreement, Compass Bank's parent company, The 1855 Bancorp will convert to a 100% publicly owned stock holding company and thereafter issue stock having a value of $64.00 per share to Sandwich Bancorp shareholders in a tax-free exchange of common stock. The value to be received by Sandwich Bancorp shareholders is subject to adjustment pursuant to a formula based on the value of the stock of The 1855 Bancorp near the transaction date. Based on 1855 Bancorp's assumed initial public offering price of $10.00 per share, each Sandwich Bancorp share will be exchanged for 1855 Bancorp stock having a value of $64.00 per share so long as 1855 Bancorp stock trades at an average price of between $10.00 and $13.50 per share during a designated trading period following the initial public offering date. If this average price exceeds $13.50 per share, the value to be received by Sandwich Bancorp shareholders will increase proportionately up to a maximum value of $71.11 until 1855 Bancorp's average price reaches or exceeds $15.00 per share. If this average price is equal to or less than $10.00 per share, Sandwich Bancorp shares will be exchanged for 6.4 shares of 1855 Bancorp stock.

Sandwich Bancorp and The 1855 Bancorp also entered into a Stock Option Agreement, granting to The 1855 Bancorp an option to acquire up to 19.9% of Sandwich's common stock under certain circumstances. The transaction, which is subject to all necessary regulatory and shareholder approvals, is expected to close in the fourth quarter of 1998.

                    SANDWICH BANCORP, INC.
                    ---------------------

        Management's Discussion and Analysis of Financial
        -------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

FINANCIAL CONDITION

The following is a discussion of the major changes and trends in financial condition as of March 31, 1998 as compared to December
31, 1997.

At March 31, 1998, the Company's total assets were $526,529,000 as compared to $518,697,000 at December 31, 1997, an increase of $7,832,000 or 1.5%. The increase is largely attributable to increases in cash and cash equivalents and other short-term investments, partially offset by a decrease in investment securities. Total cash and cash equivalents at March 31, 1998 totaled $29,556,000 compared to $15,967,000 at December 31, 1997, an increase of $13,589,000. The increase was the result of cash flow from loan repayments reinvested into federal funds sold. The Company's investment portfolio, including other short-term investments, investment securities available for sale and investment securities held to maturity decreased $3,767,000 or 3.4% to $106,906,000 at March 31, 1998 compared to
$110,673,000 at December 31, 1997. Maturities on investment securities and cash flow from mortgage-backed securities were reinvested into investment securities available for sale.

The major components of investment securities at March 31, 1998 and December 31, 1997 are as follows:

                                                March 31,    December 31,
                                                  1998           1997
                                              -------------  -----------
                                                     (In thousands)
Available-for-sale:
  US Government obligations                   $  1,000        $     --
  Mortgage-backed securities                    19,469          10,861
Common and preferred stocks                          2               2
  Unrealized gain on investment
    securities available for sale                  158             132
                                              --------        --------
                                                20,629          10,995
                                              --------        --------
Held-to-maturity:
  US Government obligations                     12,985          15,480
  Collateralized mortgage obligations           44,619          50,209
  Mortgage-backed securities                    26,553          33,888
                                              --------        --------
                                                84,157          99,577
                                              --------        --------
  Total                                       $104,786        $110,572
                                              ========        ========

The New England and local real estate markets have been positively impacted by a decline in market interest rates, occurring late in the fourth quarter of 1997 and continuing through the first quarter of 1998. The decline has created a significant increase in fixed rate loan originations and loan refinances. As evidence of this, the Company's loan portfolio, net of allowance for loan losses, realized a slight decrease to $365,571,000 at March 31, 1998 compared to $366,642,000 at
December 31, 1997, through early payoffs and principal amortization. In addition, property acquired by the Company as the result of foreclosure or repossession decreased to $280,000 at March 31, 1998 from $596,000 at December 31, 1997. Foreclosed properties are classified as "real estate acquired by foreclosure," representing the lower of the carrying value of the loan or the fair value of the property less costs to sell until such time as they are sold or otherwise disposed. During the three months ended March 31, 1998, the Company acquired two properties through foreclosure or repossession, of which one was a land loan totaling $30,000 and one, a commercial mortgage loan totaling $100,000. During the same period, the Company sold four foreclosed residential properties totaling $458,000.

Management anticipates continued stability in the economy in 1998. However, the local real estate market continues to represent a risk to the Company's loan portfolio and could result in an increase in, and reduced values of, properties acquired by foreclosure. Accordingly, higher provisions for loan losses and foreclosed property expense may be required should economic conditions worsen or the levels of the Company's non-performing assets increase.

Deposits increased by $3,715,000 or 0.9% to $426,729,000 at
March 31, 1998 compared to $423,014,000 at December 31, 1997.
Substantially all of the increase was realized in money market deposit accounts, passbook savings and checking accounts. Borrowed funds increased by $2,000,000 to $47,601,000 at March 31, 1998 compared to $45,601,000 at December 31, 1997. Advances from the Federal Home Loan Bank of Boston were utilized to fund the purchase of investment securities.

Total stockholders' equity increased $548,000 or 1.3% since December 31, 1997. Increases in stockholders' equity resulted from net income of $1,180,000, stock options exercised of $32,000 and an increase in net unrealized gains on investment securities available for sale of $17,000, partially offset by cash dividends paid of $0.35 per share or $681,000. The Company is required to maintain certain levels of capital (stockholders' equity) pursuant to FDIC regulations. At March 31, 1998, the Company had a qualifying total capital to risk-weighted assets ratio of 15.27%, of which 7.98% constituted Tier 1 leverage capital, substantially exceeding the FDIC qualifying total capital to risk-weighted assets requirement of at least 8.00%, of which at least 4.00% must be Tier 1 leverage capital.

As a result of the amendment to the Merger Agreement of February 2, 1998, which was signed on March 23, 1998, the new terms, being a stock-for-stock transaction, will allow the Company to record the transaction under the pooling-of-interest method. Under the pooling-of-interest method, the Company is allowed to defer all merger-related expenses (versus expensing as incurred). During the first quarter of 1998, the Company incurred approximately $627,000 of merger-related expenses, which have been deferred and will be recognized during the quarter when the merger is complete.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

GENERAL

Operations for the three months ended March 31, 1998 resulted in net income of $1,180,000 compared with $1,047,000 for the three months ended March 31, 1997. The principal reason for the increase was improvement in net interest and dividend income resulting from growth in the residential mortgage loan portfolio from $214,708,000 at March 31, 1997 to $253,398,000 at March 31,
1998. Additionally, increases in net gains on the sale of loans in the secondary market were realized for the three months ended March 31, 1998. Market interest rates have remained low over the three month period, a continuance from the initial decline experienced late in the fourth quarter of 1997. The Company's results of operations largely depend upon its net interest margin which is the difference between the income earned on loans and investments, and the interest expense paid on deposits and borrowings divided by total interest earning average assets. The net interest margin is affected by economic and market factors which influence interest rate levels, loan demand and deposit flows. The net interest margin decreased to 3.56% for the three months ended March 31, 1998 from 3.78% for the three months ended March 31, 1997.

Trends in the real estate market locally and in New England impact the Company because of its real estate loan portfolio. If the local and New England real estate markets should show signs of weakness, additional provisions for loan losses and further write downs of properties acquired by foreclosure or repossession may be necessary in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on information available at the time of their review.

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased by $859,000 or 10.3% to $9,184,000 for the three months ended March 31, 1998 when compared to three months ended March 31, 1997. Interest on loans increased $837,000 or 12.9% as a result of an increase in the average balance outstanding of $45,142,000, partially offset by a decrease in the average rate earned on the portfolio from 7.97% in the first quarter of 1997 to 7.90% for the same period in 1998. Interest and dividends on total investments increased by $27,000 as a result of the increase in the average balance outstanding of $5,980,000. The yield on the Company's investment portfolio decreased to 5.99% for the March 31, 1998 period, as compared to 6.20% for March 31, 1997.

INTEREST EXPENSE

Total interest expense increased $640,000 to $4,762,000 for the three months ended March 31, 1998, from $4,122,000 for the three months ended March 31, 1997. Interest expense on interest bearing deposits increased by $449,000 or 12.5%. The increase reflects an increase in the average balance outstanding of $34,371,000 and an increase in interest rates over the three month period, from 4.07% in 1997 to 4.17% in 1998. Interest expense on borrowed funds increased $191,000 primarily due to an increase in the average balance outstanding of $12,865,000, along with a slight increase in interest rates over the three month period from 5.74% in 1997 to 5.79% in 1998. Advances from the Federal Home Loan Bank of Boston were used to fund the purchase of investment securities. Interest rates on interest bearing deposits and borrowed funds for the three months ended March 31, 1998 increased to 4.39% from 4.26% when compared to the same period in 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to earnings for the three months ended March 31, 1998 was $57,000, compared to $109,000 charged to earnings for the 1997 period. The decrease was the result of a decline in non-performing assets for the three months ended March 31, 1998. At March 31, 1998, total non-performing assets were $3,141,000 representing 0.60% of total assets, compared to $5,132,000 or 1.08% of total assets at March 31, 1997. Management's analysis of the loan portfolio considers risk elements by loan category, and also the prevailing economic climate and anticipated future uncertainties. Future adjustments to the allowance for loan losses may be necessary if economic conditions differ substantially from assumptions used in performing the analysis, or the levels of the Company's non-performing assets increase significantly.

Non-accrual loans as of March 31, 1998 decreased $1,510,000 to $2,861,000 when compared to the March 31, 1997 balance of $4,371,000. Substantially all of the decrease was attributed to non-accrual residential mortgage loans. Restructured loans at March 31, 1998 were $105,000 compared to $107,000 at March 31, 1997. Typically, restructured loans are modified to provide either a reduction of the interest on the loan principal or an extension of the loan maturity.

Non-performing assets and the percentage of such assets to total loans and total assets are as follows:

(Dollars in thousands)            March 31,      December 31,      March 31,
                                    1998            1997             1997
                                ------------     -----------     -------------
Non-performing assets:
  Non-accrual loans:
  Mortgage loans                   $2,631          $3,283          $3,786
  Other loans                         230             298             585
                                   ------          ------          ------
     Total non-accrual loans        2,861           3,581           4,371

  Real estate acquired by
    foreclosure                       280             596             761
                                   ------          ------          ------
     Total non-performing assets   $3,141          $4,177          $5,132
                                   ======          ======          ======

                                  March 31,     December 31,      March 31,
                                    1998            1997            1997
                                ------------     -----------     -----------
Non-accrual loans as a
  percentage of:

  Total loans receivable          0.77%            0.97%            1.30%
                                  ====             ====             ====
  Total assets                    0.54%            0.69%            0.92%
                                  ====             ====             ====

Non-performing assets as a
  percentage of:

  Total assets                    0.60%            0.81%            1.08%
                                  ====             ====             ====

NON-INTEREST INCOME

Non-interest income decreased $10,000 for the three months ended March 31, 1998 when compared to the same period in 1997. Substantially all of the decrease was due to a decline of $128,000 in other non-interest income resulting from the write-off of premium paid on ARM loan purchases and mortgage-backed securities as a result of accelerated principal pre-payments. The decline was partially offset by an increase of $118,000 in net gains realized on the sale of fixed rate loans in the secondary market resulting from increased fixed rate loan originations due to a decline in market interest rates late in the fourth quarter of 1997 and continuing through the first quarter of 1998.

NON-INTEREST EXPENSE

Non-interest expense increased by $28,000 or 0.9% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Increases in salaries and employee benefits were incurred, partially offset by increases in deferred loan origination costs and a reduction in non-accrual loan expenses.

INCOME TAX EXPENSE

The Company incurred income tax expense of $758,000 for the three months ended March 31, 1998 compared with $658,000 in the 1997 period. Substantially all of the increase is due to the increase in pre-tax earnings. Factors such as the Company's earnings and equity securities gains or losses will affect income taxes recorded in the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Substantially all of the Company's funds are generated through its Company's subsidiary, the Sandwich Co-operative Bank. The Bank's primary sources of liquidity are deposits, loan payments and payoffs, investment income and maturities and principal payments of investments, mortgage-backed securities and CMOs, advances from the Federal Home Loan Bank of Boston, and other borrowings. As a member of the Co-operative Central Bank's Share Insurance Fund, the Company also has a right to borrow from the Share Insurance Fund for short-term cash needs by pledging certain assets, although it has never exercised this right. The Company's liquidity management program is designed to assure that sufficient funds are available to meet its daily needs.

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources will be adequate to meet its funding commitments. At March 31, 1998 and December 31, 1997 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response is incorporated herein by reference from the discussion under the subcaption "Asset and Liability Management and Market Risk" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the Annual Report, included as Part II, Item 7 of the Form 10-K, which is incorporated herein by reference.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
          -----------------

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

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          -------------------------------

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

          Not applicable.

ITEM 5.   OTHER INFORMATION.
          -----------------

          A cash dividend of $0.35 per common share was declared on January 26, 1998. The dividend was paid on February
          25, 1998 to shareholders of record as of February 10, 1998.

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


                    SANDWICH BANCORP, INC.
                    ----------------------
                        (Registrant)



May 8, 1998               /s/ Frederic D. Legate
                          -------------------------------
                          Frederic D. Legate
                          President and Chief Executive Officer



May 8, 1998               /s/ George L. Larson
                          -------------------------------
                          George L. Larson
                          Sr. Vice President /Chief Financial
                          Officer