Form 10-Q/A
period 1998-03-31
SANDWICH BANCORP INC
filed 1998-05-21
CIK 865291

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                           AMENDMENT NO. 1 TO
                                FORM 10-Q

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

     Signatures

                     SANDWICH BANCORP, INC.
                   CONSOLIDATED BALANCE SHEETS

                                               March 31,
                                                 1998        December 31,
                                              (Unaudited)        1997
                                              -----------    -------------
                                                     (In thousands)
ASSETS
Cash and due from banks                        $12,742         $ 9,949
Federal funds sold                              16,814           6,018
                                               -------         -------
      Total cash and cash equivalents           29,556          15,967
                                               -------         -------
Other short-term investments                     2,120             101
Investment securities:
  Available for sale                            20,629          10,995
  Held to maturity                              84,157          99,577
                                               -------         -------
      Total investment securities              104,786         110,572
                                               -------         -------
Loans:
  Mortgage loans                               346,064         346,062
  Other loans                                   23,641          24,680
                                              --------        --------
      Total loans                              369,705         370,742
  Less allowance for loan losses                 4,134           4,100
                                              --------        --------
      Net loans                                365,571         366,642
                                              --------        --------
Stock in Federal Home Loan Bank of Boston,
  at cost                                        3,749           3,749
Accrued interest receivable                      2,602           2,836
The Co-operative Central Bank Reserve Fund         965             965
Real estate held for sale                          457             457
Real estate acquired by foreclosure                280             596
Office properties and equipment                  4,562           4,641
Leased property under capital lease              1,730           1,738
Core deposit and other intangibles               1,347           1,459
Income taxes receivable, net                         -             103
Deferred income tax asset, net                   2,951           2,948
Prepaid expenses and other assets                5,853           5,923
                                               -------         -------
      Total assets                            $526,529        $518,697
                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits                                     $426,729        $423,014
 Borrowed funds                                 47,601          45,601
 Capital lease obligation                        1,730           1,738
 Escrow deposits of borrowers                    1,857           1,604
 Income taxes payable, net                         583               -
 Accrued expenses and other liabilities          5,467           4,726
                                              --------        --------
      Total liabilities                        483,967         476,683
                                              --------        --------
STOCKHOLDERS' EQUITY
 Preferred stock, par value $1.00 per share;
   authorized 5,000,000 shares; none issued
   or outstanding                                   --              --
 Common stock, par value $1.00 per share;
   authorized 15,000,000 shares; 1,945,756
   and 1,942,159 issued and outstanding,
   respectively                                  1,946           1,942
 Additional paid-in capital                     20,167          20,139
 Retained earnings                              20,347          19,848
 Accumulated other comprehensive income            102              85
                                              --------        --------
      Total stockholders' equity                42,562          42,014
                                              --------        --------
      Total liabilities and stockholders'
        equity                                $526,529        $518,697
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