Form 10-Q
period 1998-06-30
SANDWICH BANCORP INC
filed 1998-08-07
CIK 865291

             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998
                                   or
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
The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1998:

Common Stock: $1.00 par value                   2,043,475
-----------------------------               -------------------
     (Title of class)                       (Shares outstanding)

                         SANDWICH BANCORP, INC.

                                  INDEX


PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets at June 30, 1998
     and December 31, 1997                                    3

     Consolidated Statements of Operations for the
     three and six months ended June 30, 1998 and 1997        4

     Consolidated Statements of Changes in Stockholders'
     Equity at June 30, 1998 and 1997                         5

     Consolidated Statements of Cash Flows for the six
     months ended June 30, 1998 and 1997                      6

     Notes to Consolidated Financial Statements               7

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                      9

     Liquidity and Capital Resources                         14

     Impact of the Year 200 Issue                            14

     Quantitative and Qualitative Disclosures
     about Market Risk                                       15


PART II - OTHER INFORMATION                                  16

     Signatures

                     SANDWICH BANCORP, INC.
                   CONSOLIDATED BALANCE SHEETS

                                               June 30,
                                                 1998        December 31,
                                              (Unaudited)        1997
                                              -----------    -------------
                                                     (In thousands)
ASSETS
Cash and due from banks                        $15,771         $ 9,949
Federal funds sold                               8,001           6,018
                                               -------         -------
      Total cash and cash equivalents           23,772          15,967
                                               -------         -------
Other short-term investments                     2,149             101
Investment securities:
  Available for sale                            58,180          10,995
  Held to maturity                              64,792          99,577
                                               -------         -------
      Total investment securities              122,972         110,572
                                               -------         -------
Loans:
  Mortgage loans                               336,646         346,062
  Other loans                                   23,971          24,680
                                              --------        --------
      Total loans                              360,617         370,742
  Less allowance for loan losses                 4,167           4,100
                                              --------        --------
      Net loans                                356,450         366,642
                                              --------        --------
Stock in Federal Home Loan Bank of Boston,
  at cost                                        3,749           3,749
Accrued interest receivable                      2,748           2,836
The Co-operative Central Bank Reserve Fund         965             965
Real estate held for sale                          442             457
Real estate acquired by foreclosure                271             596
Office properties and equipment                  4,510           4,641
Leased property under capital lease              1,721           1,738
Core deposit and other intangibles               1,237           1,459
Income taxes receivable, net                       350             103
Deferred income tax asset, net                   2,929           2,948
Prepaid expenses and other assets                6,748           5,923
                                               -------         -------
      Total assets                            $531,013        $518,697
                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits                                     $444,750        $423,014
 Borrowed funds                                 33,601          45,601
 Capital lease obligation                        1,721           1,738
 Escrow deposits of borrowers                    1,382           1,604
 Accrued expenses and other liabilities          5,003           4,726
                                              --------        --------
      Total liabilities                        486,457         476,683
                                              --------        --------
STOCKHOLDERS' EQUITY
 Preferred stock, par value $1.00 per share;
   authorized 5,000,000 shares; none issued
   or outstanding                                   --              --
 Common stock, par value $1.00 per share;
   authorized 15,000,000 shares; 2,043,475
   and 1,942,159 issued and outstanding,
   respectively                                  2,043           1,942
 Additional paid-in capital                     21,540          20,139
 Retained earnings                              20,811          19,848
 Accumulated other comprehensive income            162              85
                                              --------        --------
      Total stockholders' equity                44,556          42,014
                                              --------        --------
      Total liabilities and stockholders'
        equity                                $531,013        $518,697
                                              ========        ========

See accompanying notes to unaudited consolidated financial statements.

                         SANDWICH BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                               Three Months Ended      Six Months Ended
                                                   June 30,                June 30,
                                               -------------------     -----------------
                                                1998         1997       1998       1997
                                               ------       ------     ------     ------
INTEREST AND DIVIDEND INCOME
  Interest on loans                            $7,168       $6,986     $14,512    $13,493
  Interest on dividends on investment
    securities available for sale                 440          134         649        301
  Interest on investment securities
    held to maturity                            1,230        1,758       2,744      3,377
  Interest on short-term investments              271           80         388        112
                                               ------       ------     -------    -------
      Total interest and dividend income        9,109        8,958      18,293     17,283
                                               ------       ------     -------    -------
INTEREST EXPENSE
  Deposits                                      4,185        3,714       8,215      7,295
  Borrowed funds                                  624          870       1,357      1,412
                                               ------       ------     -------    -------
      Total interest expense                    4,809        4,584       9,572      8,707
                                               ------       ------     -------    -------
      Net interest and dividend income          4,300        4,374       8,721      8,576
Provision for loan losses                          --          132          57        241
                                               ------       ------     -------    -------
      Net interest and dividend income
        after provision for loan losses         4,300        4,242       8,664      8,335
                                               ------       ------     -------    -------
NON-INTEREST INCOME
  Service charges                                 411          432         813        838
  Mortgage loan servicing fees                     71           58         138        122
  Gain on sale of loans, net                      146           27         304         67
  Other                                           139          103         119        210
                                               ------       ------     -------    -------
      Total non-interest income                   767          620       1,374      1,237
                                               ------       ------     -------    -------
      Income before non-interest expense
        and income taxes                        5,067        4,862      10,038      9,572
                                               ------       ------     -------    -------
NON-INTEREST EXPENSE
  Salaries and employee benefits                1,646        1,552       3,243      3,080
  Occupancy and equipment                         359          378         721        750
  FDIC deposit insurance                           27           18          46         36
  Advertising                                     103          101         221        202
  Data processing service fees                    184          160         345        316
  Foreclosed property expense                      12           19          28         35
  Amortization of core deposit intangible         110          130         223        261
  Other                                           818          688       1,465      1,371
                                               ------       ------     -------    -------
       Total non-interest expense               3,259        3,046       6,292      6,051
                                               ------       ------     -------    -------
       Income before income tax expense         1,808        1,816       3,746      3,521
  Income tax expense                              646          669       1,404      1,327
                                               ------       ------     -------    -------
       Net income                              $1,162       $1,147     $ 2,342    $ 2,194
                                               ======       ======     =======    =======

Basic earnings per share                       $ 0.59       $ 0.60     $  1.19    $  1.15
                                               ======       ======     =======    =======
Diluted earnings per share                     $ 0.56       $ 0.58     $  1.14    $  1.10
                                               ======       ======     =======    =======
Average basic shares outstanding                1,979        1,912       1,962      1,908
Dilutive effect of outstanding stock options       79           78          89         81
                                               ------       ------     -------    -------
Average diluted shares outstanding              2,058        1,990       2,051      1,989
                                               ======       ======     =======    =======

See accompanying notes to unaudited financial statements.

                              SANDWICH BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     (Unaudited)

                                                                                 Accumulated
                                                        Additional                 other
                                             Common      paid-in     Retained   comprehensive
                                             Stock       capital     earnings      income         Total
                                             ------     ----------   --------  ----------------  --------
                                                                  (In thousands)
Balance at December 31, 1996                $1,902       $19,323      $17,381       $  27         $38,633

  Net income for six months                     --           --         2,194          --           2,194

  Other comprehensive income, net of tax
    Unrealized gains on securities, net
      of reclassification adjustment                                                   76              76
                                                                                                  -------
  Comprehensive income                                                                              2,270

  Dividends declared ($0.60 per share)          --           --        (1,145)         --          (1,145)

  Stock options exercised                       13          123            --          --             136
                                            ------      -------       -------       -----         -------
Balance at June 30, 1997                    $1,915      $19,446       $18,430       $ 103         $39,894
                                            ======      =======       =======       =====         =======

Balance at December 31, 1997                $1,942      $20,139       $19,848       $  85         $42,014

Comprehensive income:
  Net income for six months                     --           --         2,342          --           2,342

  Other comprehensive income, net of tax
    Unrealized gains on securities, net
      of reclassification adjustment                                                   77              77
                                                                                                  -------
  Comprehensive income                                                                              2,419

  Dividends declared ($0.70 per share)          --           --        (1,379)         --          (1,379)

  Stock options exercised                      101        1,401            --          --           1,502
                                            ------      -------       -------       -----         -------
Balance at June 30, 1998                    $2,043      $21,540       $20,811       $ 162         $44,556
                                            ======      =======       =======       =====         =======

DISCLOSURE OF RECLASSIFICATION AMOUNT:

Unrealized holding gains arising during
  period                                                                            $  77
Less: reclassification adjustment for
  gains included in net income                                                         --
                                                                                    -----
Net unrealized gains on securities                                                  $  77
                                                                                    =====

See accompanying notes to consolidated financial statements.
                              5

                     SANDWICH BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                   Six Months Ended
                                                       June 30,
                                                  -----------------
                                                  1998         1997
                                                  ----         ----
                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $  2,342      $  2,194
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                          57           241
    Provision for loss and writedowns of real
      estate acquired by foreclosure                   13            20
    Depreciation and amortization                     498           322
    (Increase) decrease in:
      Accrued interest receivable                      88          (345)
      Deferred income tax asset, net                  (27)          (39)
      Other assets                                   (825)          408
      Income taxes receivable                        (247)         (146)
      Core deposit intangible                         222           260
    Increase(decrease)in:
      Escrow deposits of borrowers                   (222)           63
      Income tax payable                               --          (282)
      Accrued expenses and other liabilities          277          (709)
    Gain on sales of loans, net                      (304)          (67)
    Principal balance of loans originated
      for sale                                    (39,028)       (8,209)
    Principal balance of loans sold                39,232         8,430
    Loss on sales of investment securities, net        --             6
    Gain on sales of real estate acquired by
      foreclosure                                     (25)          (20)
                                                  -------       -------
        Total adjustments                            (291)          (67)
                                                  -------       -------
           Net cash provided by operating
             activities                             2,051         2,127
                                                  -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities available
    for sale                                      (49,475)          (13)
  Purchases of investment securities held to
    maturity                                           --       (28,733)
  Proceeds from sales of investment securities
    available for sale                                 --         2,527
  Proceeds from maturities and paydowns of
    investment securities available for sale        2,382         2,686
  Proceeds from maturities and paydowns of
    investment securities held to maturity         34,620        19,918
  (Increase) decrease in:
    Short-term investments                         (2,048)         (989)
    Loans                                          10,105       (31,405)
    Real estate acquired by foreclosure                --           (20)
    Real estate held for sale                          15            --
    Stock in Federal Home Loan Bank of Boston          --        (1,079)
    Investments in real estate                         --             7
  Proceeds from sale of real estate acquired by
    foreclosure                                       467           742
  Purchase of office properties and equipment        (171)         (209)
                                                  -------       -------
    Net cash used by investing activities          (4,105)      (36,568)
                                                  -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                         21,736        13,532
  Advances from the Federal Home Loan Bank
    of Boston                                      16,000       126,500
  Repayment of Federal Home Loan Bank advances    (28,000)     (103,026)
  Cash dividends paid                              (1,379)       (1,145)
  Stock options exercised                           1,502           136
                                                  -------       -------
    Net cash provided by financing activities       9,859        35,997
                                                  -------       -------
  Net increase in cash and federal funds sold       7,805         1,556

  Cash and federal funds sold, beginning of
    period                                         15,967        11,718
                                                  -------       -------

  Cash and federal funds sold, end of period      $23,772       $13,274
                                                  =======       =======
CASH PAID FOR
  Interest on deposits                            $ 8,221       $ 7,296
                                                  =======       =======
  Interest on borrowed funds                      $ 1,432       $ 1,338
                                                  =======       =======
  Income taxes, net                               $ 1,689       $ 1,791
                                                  =======       =======
OTHER NON-CASH ACTIVITIES
  Deferred taxes on change in unrealized (gain)
    loss on securities available for sale         $   (46)      $   (18)
                                                  =======       =======
  Additions to real estate acquired by
    foreclosure                                   $   130       $   524
                                                  =======       =======

See accompanying notes to unaudited consolidated financial statements.
                               6

                     SANDWICH BANCORP, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          ------------------------------------------

                    June 30, 1998 and 1997

(1)  BASIS OF PRESENTATION AND SUMMARY OF  SIGNIFICANT
     ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements of Sandwich Bancorp, Inc.(the "Company") and its wholly owned subsidiary, the Sandwich Co-operative Bank (the "Bank") presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1997. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the three months and the six months ended June 30, 1998 and 1997. Interim results are not necessarily indicative of results to be expected for the entire year. Certain reclassifications have been made to the December 31, 1997 and the June 30, 1997 balances to conform with June 30, 1998 presentation. Management is required to make estimates and assumptions that effect amounts reported in the financial statements. Actual results could differ significantly from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair market value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This Statement is effective for all fiscal quarters of FY's beginning after June 15, 1999. This statement should not have an immaterial effect on the Company's consolidated financial statements.

RECENT EVENTS

On February 2, 1998, the Company and the Bank entered into a definitive agreement under which the 1855 Bancorp, the parent company of Compass Bank for Savings of New Bedford, Massachusetts will acquire Sandwich Bancorp, Inc. Prior to the Company's consideration and approval of its definitive agreement with the 1855 Bancorp, the Company had contacted and received expressions of interest from three other parties who had an interest in an acquisition of the Company.

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

                     SANDWICH BANCORP, INC.
                     ----------------------
         Management's Discussion and Analysis of Financial
         -------------------------------------------------
                Condition and Results of Operations
                -----------------------------------
FINANCIAL CONDITION

The following is a discussion of the major changes and trends in financial condition as of June 30, 1998 as compared to December
31, 1997.

At June 30, 1998, the Company's total assets were $531,013,000 as compared to $518,697,000 at December 31, 1997, an increase of $12,316,000 or 2.4%. The increase is largely attributable to increases in cash and cash equivalents, other short-term investments and investment securities available for sale, partially offset by a decrease in investment securities held to maturity and in loans. Total cash and cash equivalents at June 30, 1998 totaled $23,772,000 compared to $15,967,000 at December
31, 1997, an increase of $7,805,000. The increase was the direct result of cash flow from loan repayments. The Company's investment portfolio, including other short-term investments, investment securities available for sale and investment securities held to maturity increased $14,448,000 or 11.5% to $125,121,000 at June 30, 1998 compared to $110,673,000 at
December 31, 1997. Maturities on investment securities and cash flow from mortgage-backed securities were reinvested into investment securities available for sale.

The major components of investment securities at June 30, 1998 and December 31, 1997 are as follows:

                                     June 30,    December 31,
                                      1998           1997
                                     --------    -----------
                                          (In thousands)
Available-for-sale:
  US Government obligations          $  4,993      $    ---
  Mortgage-backed securities           53,181        10,989
Common and preferred stocks                 6             6
                                     --------      --------
                                       58,180        10,995
                                     --------      --------
Held-to-maturity:
  US Government obligations             9,989        15,480
  Collateralized mortgage obligations  37,235        50,209
  Mortgage-backed securities           17,568        33,888
                                     --------      --------
                                       64,792        99,577
                                     --------      --------
  Total                              $122,972      $110,572
                                     ========      ========

The New England and local real estate markets have been positively impacted by a decline in market interest rates, occurring late in the fourth quarter of 1997 and continuing through the first six months of 1998. The decline has created a significant increase in loan refinances and thirty-year fixed rate loan originations, which the Company sells in the secondary market. As evidence of this, the Company's loan portfolio, net of allowance for loan losses, decreased to $356,450,000 at June 30, 1998 compared to $366,642,000 at December 31, 1997. In addition, property acquired by the Company as the result of foreclosure or repossession decreased to $271,000 at June 30, 1998 from $596,000 at December 31, 1997. Foreclosed properties are classified as "real estate acquired by foreclosure," representing the lower of the carrying value of the loan or the fair value of the property less costs to sell until such time as they are sold or otherwise disposed. During the six months ended June 30, 1998, the Company acquired two properties through foreclosure or repossession, of which one was a land loan totaling $30,000 and one, a commercial mortgage loan totaling $100,000. During the same period, the Company sold four foreclosed residential properties totaling $457,000, thereby incurring a net gain of $25,000 and have accepted deposits totaling $10,000 on pending sales of three additional properties.

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

Deposits increased by $21,736,000 or 5.1% to $444,750,000 at
June 30, 1998 compared to $423,014,000 at December 31, 1997.
Substantially all of the increase was realized in money market deposit accounts, passbook savings and checking accounts. Borrowed funds decreased by $12,000,000 to $33,601,000 at June 30, 1998 compared to $45,601,000 at December 31, 1997. Cash flow from loan repayments and mortgage-backed securities were used to pay down maturing advances from the Federal Home Loan Bank of Boston.

Total stockholders' equity increased $2,542,000 or 6.1% since December 31, 1997. Increases in stockholders' equity resulted from net income of $2,342,000, stock options exercised of $1,502,000 and an increase in net unrealized gains on investment securities available for sale of $77,000, partially offset by cash dividends paid of $0.70 per share or $1,379,000. The Company is required to maintain certain levels of capital (stockholders' equity) pursuant to FDIC regulations. At June 30, 1998, the Company had a qualifying total capital to risk-weighted assets ratio of 16.46%, of which 8.29% constituted Tier 1 leverage capital, substantially exceeding the FDIC qualifying total capital to risk-weighted assets requirement of at least 8.00%, of which at least 4.00% must be Tier 1 leverage capital.

As a result of the amendment to the Merger Agreement of February 2, 1998, which was signed on March 23, 1998, the new terms, being a stock-for-stock transaction, will allow the Company to record the transaction under the pooling-of-interest method. Under the pooling-of-interest method, the Company is allowed to defer all merger-related expenses (versus expensing as incurred). During the first six months of 1998, the Company incurred approximately $1,003,000 of merger-related expenses, which have been deferred and will be recognized by the merged entity during the quarter when the merger is complete.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

GENERAL

Operations for the three months ended June 30, 1998 resulted in net income of $1,162,000 compared with $1,147,000 for the three months ended June 30, 1997. Non-interest income increased $147,000 or 23.7% to $767,000 for the three months ended June 30, 1998 as compared to $620,000 for the three months ended June 30, 1997. The principal reason for the increase was an increase in gains on sale of fixed rate loans in the secondary market. No provision for loan losses was recorded as a result of a decline in non-performing assets and total loans. Non-interest expenses increased by $213,000 or 7.0% to $3,259,000 for the three months ended June 30, 1998 as compared to $3,046,000 for the three months ended June 30, 1997. The major areas of increase in non-interest expense were in salaries and employee benefits, data processing service fees and other non-interest expenses. Market interest rates have remained low over the three month period, a continuance from the initial decline experienced late in the fourth quarter of 1997. The Company's results of operations largely depend upon its net interest margin which is the difference between the income earned on loans and investments, and the interest expense paid on deposits and borrowings divided by total interest earning average assets. The net interest margin is affected by economic and market factors which influence interest rate levels, loan demand and deposit flows. The net interest margin decreased to 3.46% for the three months ended June 30, 1998 from 3.70% for the three months ended June 30, 1997. As a result of this decrease, net interest and dividend income decreased $74,000 from $4,374,000 for the three months ended June 30, 1997 to $4,300,000 for the three months ended June 30, 1998.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased by $151,000 to $9,109,000 for the three months ended June 30, 1998 when compared to three months ended June 30, 1997. Interest on loans increased $182,000 or 2.6% as a result of an increase in the average balance outstanding of $19,419,000, partially offset by a decrease in the average rate earned on the portfolio from 8.12% in the second quarter of 1997 to 7.88% for the same period in 1998. Interest and dividends on total investments decreased by $31,000 as a result of the decrease in the yield on the Company's investment portfolio from 6.19% for the June 30, 1997 period, to 5.88% for June 30, 1998, partially offset by an increase in the average balance outstanding of $4,272,000.

INTEREST EXPENSE

Total interest expense increased $225,000 to $4,809,000 for the three months ended June 30, 1998, from $4,584,000 for the three months ended June 30, 1997. Interest expense on interest bearing deposits increased by $471,000 or 12.7%. The increase reflects an increase in the average balance outstanding of $36,553,000 and an increase in interest rates over the three month period, from 4.19% in 1997 to 4.28% in 1998. Interest expense on borrowed funds decreased $246,000 primarily due to a decrease in the average balance outstanding of $17,039,000, along with a slight decrease in interest rates over the three month period from 5.64% in 1997 to 5.61% in 1998. Cash flow from loan repayments and mortgage-backed securities were used to pay down maturing advances from the Federal Home Loan Bank of Boston. Interest rates on interest bearing deposits and borrowed funds for the three months ended June 30, 1998 increased slightly to 4.41% from 4.40% when compared to the same period in 1997.

PROVISION FOR LOAN LOSSES

No provision for loan losses was recorded for the three months ended June 30, 1998 as a result of a decline in non-performing assets, specific loan charge-offs and total loans, compared to $132,000 charged to earnings for the 1997 period. At June 30, 1998, total non-performing assets were $2,962,000 representing 0.56% of total assets, compared to $3,958,000 or 0.79% of total assets at June 30, 1997. Management's analysis of the loan portfolio considers risk elements by loan category, and also the prevailing economic climate and anticipated future uncertainties. Future adjustments to the allowance for loan losses may be necessary if economic conditions differ substantially from assumptions used in performing the analysis, or the levels of the Company's non-performing assets increase significantly.

Non-accrual loans as of June 30, 1998 decreased $1,000,000 to $2,691,000 when compared to the June 30, 1997 balance of $3,691,000. Substantially all of the decrease was attributed to a reduction in non-accrual residential mortgage loans. There were no restructured loans at June 30, 1998 compared to $106,000 at June 30, 1997. Typically, restructured loans are modified to provide either a reduction of the interest on the loan principal or an extension of the loan maturity.

Non-performing assets and the percentage of such assets to total loans and total assets are as follows:

(Dollars in thousands)
                              June 30,  December 31,    June 30,
                               1998         1997          1997
                              -------   ------------    -------
Non-performing assets:
  Non-accrual loans:
  Mortgage loans               $2,309     $3,283        $3,159
  Other loans                     382        298           532
                               ------     ------        ------

     Total non-accrual loans   2,691      3,581         3,691

  Real estate acquired by
    foreclosure                  271        596           267
                              ------     ------        ------
     Total non-performing
       assets                 $2,962     $4,177        $3,958
                              ======     ======        ======

Non-accrual loans as a
  percentage of:

  Total loans receivable        0.75%     0.97%     1.05%
                                ====      ====      ====
  Total assets                  0.51%     0.69%     0.74%
                                ====      ====      ====

Non-performing assets as a
  percentage of:

  Total assets                  0.56%     0.81%     0.79%
                                ====      ====      ====

NON-INTEREST INCOME

Non-interest income increased $147,000 for the three months ended June 30, 1998 when compared to the same period in 1997. Substantially all of the increase was due to an increase in gain on sale of fixed rate loans in the secondary market. Gain on sale of loans, net as of three months ended June 30, 1998 totaled $146,000 compared to $27,000 as of three months ended June 30, 1997, an increase of $119,000. Other non-interest income as of three months ended June 30, 1998 increased $36,000 to $139,000 when compared to $103,000 as of three months ended June 30, 1997.

NON-INTEREST EXPENSE

Non-interest expense increased by $213,000 or 7.0% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Increases in salaries and employee benefits, data processing service fees and other non-interest expenses were incurred.

INCOME TAX EXPENSE

The Company incurred income tax expense of $646,000 for the three months ended June 30, 1998 and $669,000 in the comparable period of 1997. Both these amounts differ from the expected tax expense of 34% of income before income taxes. The major reasons for these variances relate to state income tax expense (net of the federal tax benefit), tax exempt income and dividend received deduction.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

GENERAL

Operations for the six months ended June 30, 1998 resulted in net income of $2,342,000 compared with $2,194,000 for the six months ended June 30, 1997. The principal reason for the increase was improvement in the net interest income, resulting from growth in the residential loan portfolio. Substantial increases in net gains realized on the sale of loans in the secondary market were also realized for the six months ended June 30, 1998. The provision for loan losses charged to earnings for the six months ended June 30, 1998 was $57,000, compared to $241,000 charged to earnings for the 1997 period. Total non-interest expense increased by $241,000 or 4.0% to $6,292,000 for the six months ended June 30, 1998 when compared to six months ended June 30, 1997. The Company's results of operations largely depend upon its net interest margin which is the difference between the income earned on loans and investments, and the interest expense paid on deposits and borrowings divided by total interest earning average assets. The net interest margin is affected by economic and market factors which influence interest rate levels, loan demand and deposit flows. The net interest margin decreased to 3.51% for the six months ended June 30, 1998 from 3.74% for the six months ended June 30, 1997.

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased by $1,010,000 or 5.8% to $18,293,000 for the six months ended June 30, 1998 when compared to six months ended June 30, 1997. Interest on loans increased $1,019,000 or 7.6% as a result of an increase in the average balance outstanding of $32,209,000, partially offset by a decrease in the average rate earned on the portfolio from 8.04% in 1997 to 7.89% in 1998. Interest and dividends on total investments decreased slightly by $9,000 to $3,781,000 for the six months ended June 30, 1998 when compared to six months ended June 30, 1997. The decrease was the result of a decrease in the average rate earned on the portfolio from 6.19% in 1997 to 5.93% in 1998, partially offset by an increase in the average balance outstanding of $5,121,000.

INTEREST EXPENSE

Total interest expense increased $865,000 to $9,572,000 for the six months ended June 30, 1998, from $8,707,000 for the six months ended June 30, 1997. Interest expense on interest bearing deposits increased by $920,000 or 12.6%. The rise reflects the increase in the average balance outstanding of $35,468,000, that resulted substantially from an increase in deposit account balances, along with market interest rates increasing over the same six month period, from 4.17% in 1997 to 4.27% in 1998. Interest expense on borrowed funds decreased $55,000 due to a decrease in the average balance outstanding of $2,170,000, partially offset by a slight increase in the interest rate paid for the six months ended June 30, 1998 of 5.70% compared to 5.68% for the same period in 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to earnings for the six months ended June 30, 1998 was $57,000 compared to $241,000 for the same period in 1997. The Company decreased its provision for loan losses for the six months ended June 30, 1998 as a result of a decline in non-performing assets, specific loan charge-offs and total loans.

NON-INTEREST INCOME

Non-interest income was $1,374,000 for the six months ended June 30, 1998 compared to $1,237,000 for the same period in 1997. Gain on sale of fixed rate loans in the secondary market was $304,000 for the six months ended June 30, 1998 compared to $67,000 for the same period in 1997, an increase of $237,000 due to the more favorable market interest rates in 1998. Other non-interest income decreased $91,000 to $119,000 for the six months ended June 30, 1998, from $210,000 for the six months ended June 30, 1997.

NON-INTEREST EXPENSE

Non-interest expense increased by $241,000 or 4.0% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Increases in salaries and employee benefits, data processing service fees and other non-interest expenses were incurred.

INCOME TAX EXPENSE

The Company incurred income tax expense of $1,404,000 for the six months ended June 30, 1998 compared with $1,327,000 in the 1997 period. Both these amounts differ from the expected tax expense of 34% of income before income taxes. The major reasons for these variances relate to state income tax expense (net of the federal tax benefit), tax exempt income and dividend received deduction.

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

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources will be adequate to meet its funding commitments. At June 30, 1998 and December 31, 1997 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

IMPACT OF THE YEAR 2000 ISSUE

The Company remains on track with plans for Year 2000 compliance. In March of 1998, the FDIC reviewed the Company's Year 2000 readiness plans and found nothing unusual. They will continue to monitor the Company's process. The Company continues to provide reports to the Board of Directors on a quarterly basis. Recognizing the importance of customer awareness, additional informational mailings are planned for the third quarter of 1998 for all customers receiving monthly statements. A special follow-up mailing is also planned for commercial loan customers during the third quarter of this year.

The Company relies on a third-party data processing vendor for critical data warehousing and on-line transaction processing. Other, less critical, systems are supported by purchased applications software. The Company is continually evaluating mission-critical vendor plans and monitoring project milestones. The Company plans to begin testing its key transaction processing system in the third quarter of 1998 and to complete testing on most other applications not later than December 31, 1998. There can be no guarantee that the systems of other companies, or third party vendors on which the Company's systems rely, will be remedied on a timely basis. Therefore, the Company may possibly be negatively impacted to the extent other entities not affiliated with the Company are unsuccessful in properly addressing their respective Year 2000 compliance responsibilities. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

During the first and second quarters of 1998, the Company replaced specific hardware and software that had been identified as non-compliant in the organization assessment. All replacements have been on schedule and within budget. The remaining replacements are scheduled for the third quarter of 1998. In addition, the Company added to the Information Systems Department staff in the second quarter of 1998, according to plan. The Company will utilize internal and, if necessary, external resources to upgrade, replace, and test the software and systems for Year 2000 modifications.

Current projected timeframes call for completion of the proposed merger with the 1855 Bancorp in the fourth quarter of 1998 and the subsequent data system conversion in the first quarter of 1999. Y2K Team Leaders at both Companies have agreed to pursue independent plans for Y2K compliance through the date of the data system conversion. The Company foresees no significant complications from the proposed merger and plans to complete the Year 2000 Project no later than March 31, 1999. Y2K Team Leaders from each Company are working in concert to ensure smooth integration of plans after the conversion.

For further response, refer to the discussion under the sub-caption "Impact of the Year 2000 Issue" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the Annual Report, included as Part II, Item 7 of the Form 10-K, which is incorporated herein by reference.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response is incorporated herein by reference from the discussion under the sub-caption "Asset and Liability Management and Market Risk" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the Annual Report, included as Part II, Item 7 of the Form 10-K, which is incorporated herein by reference. In addition, there has been no significant change in interest rates over the six month period ending June 30, 1998.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

        At the Company's Annual Meeting of Stockholders, held on June 3, 1998, an election of directors was held in accordance with the Company's bylaws. Bradford N. Eames, Barry H. Johnson, Reale J. Lemieux and Gary A.
        Nickerson were nominated and, by a majority vote of the stockholders, declared to be duly elected as directors of the Company, each to serve a three year term.

ITEM 5. OTHER INFORMATION.
        -----------------

        A cash dividend of $0.35 per common share was declared on April 27, 1998. The dividend was paid on May 26, 1998 to shareholders of record as of May 11, 1998.

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


                    SANDWICH BANCORP, INC.
                    ----------------------
                        (Registrant)



July 29, 1998             /s/ Frederic D. Legate
                          -------------------------------
                          Frederic D. Legate
                          President and Chief Executive Officer



July 29, 1998             /s/ George L. Larson
                          -------------------------------
                          George L. Larson
                          Sr. Vice President /Chief Financial
                          Officer