Form 10-Q
period 1998-09-30
SANDWICH BANCORP INC
filed 1998-11-13
CIK 865291

             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998
                                   or
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
The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1998:

Common Stock: $1.00 par value                   2,085,178
-----------------------------               -------------------
     (Title of class)                       (Shares outstanding)

                         SANDWICH BANCORP, INC.

                                  INDEX


PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets at September 30, 1998
     and December 31, 1997                                          3

     Consolidated Statements of Operations for the
     three and nine months ended September 30, 1998 and 1997        4

     Consolidated Statements of Changes in Stockholders'
     Equity at September 30, 1998 and 1997                          5

     Consolidated Statements of Cash Flows for the nine
     months ended September 30, 1998 and 1997                       6

     Notes to Consolidated Financial Statements                     7

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            9

     Liquidity and Capital Resources                               14

     Impact of the Year 200 Issue                                  14

     Quantitative and Qualitative Disclosures
     about Market Risk                                             15


PART II - OTHER INFORMATION                                        16

     Signatures

                     SANDWICH BANCORP, INC.
                   CONSOLIDATED BALANCE SHEETS

                                              September 30,
                                                 1998           December 31,
                                              (Unaudited)           1997
                                              -----------      -------------
                                                     (In thousands)
ASSETS
Cash and due from banks                        $15,327         $ 9,949
Federal funds sold                              12,903           6,018
                                               -------         -------
      Total cash and cash equivalents           28,230          15,967
                                               -------         -------
Other short-term investments                    12,037             101
Investment securities:
  Available for sale                            73,203          10,995
  Held to maturity                              48,253          99,577
                                               -------         -------
      Total investment securities              121,456         110,572
                                               -------         -------
Loans:
  Mortgage loans                               336,051         346,062
  Other loans                                   22,735          24,680
                                              --------        --------
      Total loans                              358,786         370,742
  Less allowance for loan losses                 4,156           4,100
                                              --------        --------
      Net loans                                354,630         366,642
                                              --------        --------
Stock in Federal Home Loan Bank of Boston,
  at cost                                        3,749           3,749
Accrued interest receivable                      2,735           2,836
The Co-operative Central Bank Reserve Fund         965             965
Real estate held for sale                          442             457
Real estate acquired by foreclosure                371             596
Office properties and equipment                  4,503           4,641
Leased property under capital lease              1,713           1,738
Core deposit and other intangibles               1,129           1,459
Income taxes receivable, net                       528             103
Deferred income tax asset, net                   2,827           2,948
Prepaid expenses and other assets                6,486           5,923
                                               -------         -------
      Total assets                            $541,801        $518,697
                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Deposits                                     $460,776        $423,014
 Borrowed funds                                 25,691          45,601
 Capital lease obligation                        1,713           1,738
 Escrow deposits of borrowers                    1,820           1,604
 Accrued expenses and other liabilities          5,599           4,726
                                              --------        --------
      Total liabilities                        495,599         476,683
                                              --------        --------
STOCKHOLDERS' EQUITY
 Preferred stock, par value $1.00 per share;
   authorized 5,000,000 shares; none issued
   or outstanding                                   --              --
 Common stock, par value $1.00 per share;
   authorized 15,000,000 shares; 2,085,178
   and 1,942,159 issued and outstanding,
   respectively                                  2,085           1,942
 Additional paid-in capital                     22,472          20,139
 Retained earnings                              21,325          19,848
 Accumulated other comprehensive income            320              85
                                              --------        --------
      Total stockholders' equity                46,202          42,014
                                              --------        --------
      Total liabilities and stockholders'
        equity                                $541,801        $518,697
                                              ========        ========

See accompanying notes to unaudited consolidated financial statements.

                         SANDWICH BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                               Three Months Ended     Nine Months Ended
                                                  September 30,          September 30,
                                               -------------------     -----------------
                                                1998         1997       1998       1997
                                               ------       ------     ------     ------
                                                (In thousands, except per share amounts)
INTEREST AND DIVIDEND INCOME
  Interest on loans                            $7,053       $7,259     $21,565    $20,753
  Interest on dividends on investment
    securities available for sale                 930          129       1,579        429
  Interest on investment securities
    held to maturity                              813        1,771       3,557      5,148
  Interest on short-term investments              233           75         622        187
                                               ------       ------     -------    -------
      Total interest and dividend income        9,029        9,234      27,323     26,517
                                               ------       ------     -------    -------
INTEREST EXPENSE
  Deposits                                      4,408        3,910      12,623     11,205
  Borrowed funds                                  479          810       1,835      2,221
                                               ------       ------     -------    -------
      Total interest expense                    4,887        4,720      14,458     13,426
                                               ------       ------     -------    -------
      Net interest and dividend income          4,142        4,514      12,865     13,091
Provision for loan losses                          --          181          57        422
                                               ------       ------     -------    -------
      Net interest and dividend income
        after provision for loan losses         4,142        4,333      12,808     12,669
                                               ------       ------     -------    -------
NON-INTEREST INCOME
  Service charges                                 412          423       1,224      1,261
  Mortgage loan servicing fees                     66           66         204        188
  Gain on sale of loans, net                       92           28         396         95
  Other                                           156          145         276        354
                                               ------       ------     -------    -------
      Total non-interest income                   726          662       2,100      1,898
                                               ------       ------     -------    -------
      Income before non-interest expense
        and income taxes                        4,868        4,995      14,908     14,567
                                               ------       ------     -------    -------
NON-INTEREST EXPENSE
  Salaries and employee benefits                1,489        1,535       4,732      4,616
  Occupancy and equipment                         368          381       1,089      1,131
  FDIC deposit insurance                           19           18          65         54
  Advertising                                      54          101         275        302
  Data processing service fees                    174          162         519        478
  Foreclosed property expense (income)             14          (37)         42         (2)
  Amortization of core deposit intangible         108          127         331        388
  Other                                           695          702       2,161      2,074
                                               ------       ------     -------    -------
       Total non-interest expense               2,921        2,989       9,214      9,041
                                               ------       ------     -------    -------
       Income before income tax expense         1,947        2,006       5,694      5,526
  Income tax expense                              705          768       2,110      2,094
                                               ------       ------     -------    -------
       Net income                              $1,242       $1,238     $ 3,584    $ 3,432
                                               ======       ======     =======    =======

Basic earnings per share                       $ 0.60       $ 0.65     $  1.79    $  1.80
                                               ======       ======     =======    =======
Diluted earnings per share                     $ 0.60       $ 0.62     $  1.74    $  1.72
                                               ======       ======     =======    =======
Average basic shares outstanding                2,073        1,916       1,999      1,911
Dilutive effect of outstanding stock options       12           84          63         82
                                               ------       ------     -------    -------
Average diluted shares outstanding              2,085        2,000       2,062      1,993
                                               ======       ======     =======    =======

See accompanying notes to unaudited financial statements.

                              SANDWICH BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     (Unaudited)

                                                                                 Accumulated
                                                        Additional                 other
                                             Common      paid-in     Retained   comprehensive
                                             Stock       capital     earnings      income         Total
                                             ------     ----------   --------  ----------------  --------
                                                                  (In thousands)
Balance at December 31, 1996                $1,902       $19,323      $17,381       $  27         $38,633

  Net income for nine months                    --           --         3,432          --           3,432

  Other comprehensive income, net of tax
    Unrealized gains on securities, net
      of reclassification adjustment            --           --            --          84              84
                                                                                                  -------
  Comprehensive income                                                                              3,516

  Dividends declared ($0.90 per share)          --           --        (1,721)         --          (1,721)

  Stock options exercised                       17          159            --          --             176
                                            ------      -------       -------       -----         -------
Balance at September 30, 1997               $1,919      $19,482       $19,092       $ 111         $40,604
                                            ======      =======       =======       =====         =======

Balance at December 31, 1997                $1,942      $20,139       $19,848       $  85         $42,014

Comprehensive income:
  Net income for nine months                    --           --         3,584          --           3,584

  Other comprehensive income, net of tax
    Unrealized gains on securities, net
      of reclassification adjustment            --           --            --         235             235
                                                                                                  -------
  Comprehensive income                                                                              3,819

  Dividends declared ($1.05 per share)          --           --        (2,107)         --          (2,107)

  Stock options exercised                      143        2,333            --          --           2,476
                                            ------      -------       -------       -----         -------
Balance at September 30, 1998               $2,085      $22,472       $21,325       $ 320         $46,202
                                            ======      =======       =======       =====         =======

DISCLOSURE OF RECLASSIFICATION AMOUNT:

Unrealized holding gains arising during
  period                                                                            $ 235
Less: reclassification adjustment for
  gains included in net income                                                         --
                                                                                    -----
Net unrealized gains on securities                                                  $ 235
                                                                                    =====

See accompanying notes to consolidated financial statements.
                              5

                     SANDWICH BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                  Nine Months Ended
                                                    September 30,
                                                  -----------------
                                                  1998         1997
                                                  ----         ----
                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $  3,584      $  3,432
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                          57           422
    Provision for loss and writedowns of real
      estate acquired by foreclosure                   20            27
    Depreciation and amortization                     739           885
    (Increase) decrease in:
      Accrued interest receivable                     101          (152)
      Deferred income tax asset, net                  (35)          (41)
      Other assets                                   (563)         (352)
      Income taxes receivable                        (425)           --
      Core deposit intangible                         330            --
    Increase(decrease)in:
      Escrow deposits of borrowers                    216           765
      Income tax payable                               --          (183)
      Accrued expenses and other liabilities          873          (377)
    Gain on sales of loans, net                      (396)          (95)
    Principal balance of loans originated
      for sale                                    (51,647)      (11,767)
    Principal balance of loans sold                51,852        11,984
    Loss on sales of investment securities, net        --             6
    Gain on sales of real estate acquired by
      foreclosure                                     (23)          (63)
                                                  -------       -------
        Total adjustments                           1,099         1,059
                                                  -------       -------
           Net cash provided by operating
             activities                             4,683         4,491
                                                  -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities available
    for sale                                      (66,472)          (13)
  Purchases of investment securities held to
    maturity                                           --       (36,082)
  Proceeds from sales of investment securities
    available for sale                                 --         2,527
  Proceeds from maturities and paydowns of
    investment securities available for sale        4,602         3,051
  Proceeds from maturities and paydowns of
    investment securities held to maturity         51,088        28,783
  (Increase) decrease in:
    Short-term investments                        (11,936)         (429)
    Loans                                          11,826       (47,243)
    Real estate acquired by foreclosure                --           (20)
    Real estate held for sale                          15            --
    Stock in Federal Home Loan Bank of Boston          --        (1,079)
    Investments in real estate                         --           (58)
  Proceeds from sale of real estate acquired by
    foreclosure                                       548           846
  Purchase of office properties and equipment        (312)         (271)
                                                  -------       -------
    Net cash used by investing activities         (10,641)      (49,988)
                                                  -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                         37,762        25,060
  Advances from the Federal Home Loan Bank
    of Boston                                      14,090        49,000
  Repayment of Federal Home Loan Bank advances    (34,000)      (29,026)
  Cash dividends paid                              (2,107)       (1,721)
  Stock options exercised                           2,476           176
                                                  -------       -------
    Net cash provided by financing activities      18,221        43,489
                                                  -------       -------
  Net increase in cash and federal funds sold      12,263        (2,008)

  Cash and federal funds sold, beginning of
    period                                         15,967        11,718
                                                  -------       -------

  Cash and federal funds sold, end of period      $28,230       $ 9,710
                                                  =======       =======
CASH PAID FOR
  Interest on deposits                            $12,636       $11,197
                                                  =======       =======
  Interest on borrowed funds                      $ 1,948       $ 2,123
                                                  =======       =======
  Income taxes, net                               $ 2,156       $ 2,316
                                                  =======       =======
OTHER NON-CASH ACTIVITIES
  Deferred taxes on change in unrealized (gain)
    loss on securities available for sale         $  (156)      $   (20)
                                                  =======       =======
  Additions to real estate acquired by
    foreclosure                                   $   320       $   642
                                                  =======       =======

See accompanying notes to unaudited consolidated financial statements.
                               6

                     SANDWICH BANCORP, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          ------------------------------------------

                  September 30, 1998 and 1997

(1)  BASIS OF PRESENTATION AND SUMMARY OF  SIGNIFICANT
     ACCOUNTING POLICIES

BASIS OF PRESENTATION

The unaudited consolidated financial statements of Sandwich Bancorp, Inc.(the "Company") and its wholly owned subsidiary, the Sandwich Co-operative Bank (the "Bank") presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1997. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the three months and the nine months ended September 30, 1998 and 1997. Interim results are not necessarily indicative of results to be expected for the entire year. Certain reclassifications have been made to the December 31, 1997 and the September 30, 1997 balances to conform with September 30, 1998 presentation. Management is required to make estimates and assumptions that effect amounts reported in the financial statements. Actual results could differ significantly from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair market value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This Statement is effective for the year 2000. This statement should not have a material effect on the Company's consolidated financial statements.

RECENT EVENTS

On February 2, 1998, the Company and the Bank entered into a definitive agreement under which the 1855 Bancorp, the parent company of Compass Bank for Savings of New Bedford, Massachusetts will acquire Sandwich Bancorp, Inc. Prior to the Company's consideration and approval of its definitive agreement with the 1855 Bancorp, the Company had contacted and received expressions of interest from three other parties who had an interest in an acquisition of the Company. The 1855 Bancorp subsequently changed its name to "Seacoast Financial Services Corporation" ("Seacoast").

On February 24, 1998, the Company announced that its Board of Directors, consistent with the exercise of its fiduciary duties, determined that it was appropriate to request additional information and a clarification of the renewed expressions of interest that it had recently received subsequent to February 2 from the three other parties.

Following a comprehensive review of the other expressions of interest for the Company, the Company and Seacoast jointly announced on March 23, 1998, that they had signed an amendment to their previously announced agreement of February 2, 1998 by which Seacoast would acquire Sandwich Bancorp, Inc. Under the terms of the amended agreement, Compass Bank's parent company, Seacoast will convert to a 100% publicly owned stock holding company and thereafter issue stock having a value of $64.00 per share to Sandwich Bancorp shareholders in a tax-free exchange of common stock. The value to be received by Sandwich Bancorp shareholders is subject to adjustment pursuant to a formula based on the value of the stock of Seacoast near the transaction date. Based on Seacoast's assumed initial public offering price of $10.00 per share, each Sandwich Bancorp share will be exchanged for Seacoast stock having a value of $64.00 per share so long as Seacoast's stock trades at an average price of between $10.00 and $13.50 per share during a designated trading period following the initial public offering date. If this average price exceeds $13.50 per share, the value to be received by Sandwich Bancorp shareholders will increase proportionately up to a maximum value of $71.11 until Seacoast's average price reaches or exceeds $15.00 per share. If this average price is equal to or less than $10.00 per share, Sandwich Bancorp shares will be exchanged for 6.4 shares of Seacoast stock.

Sandwich Bancorp and Seacoast also entered into a Stock Option
Agreement, granting to Seacoast an option to acquire up to 19.9% of Sandwich's common stock under certain circumstances.

On October 29, 1998, the Company announced that it had obtained stockholder approval of its acquisition by Seacoast, holding company for Compass Bank for Savings. Stockholder approval by over two-thirds of the Company's outstanding shares was granted at a Special Meeting held on October 29, 1998 with 99% of those shares voted cast in favor of the acquisition.

Seacoast is currently offering its Common Stock in conjunction with the conversion of Seacoast to a stockholder-owned company.
The acquisition of the Company by Seacoast, which is expected to close in the fourth quarter of 1998, is subject to the successful completion of Seacoast's conversion and final
Massachusetts regulatory approval.

                  SANDWICH BANCORP, INC.
                  ----------------------

      Management's Discussion and Analysis of Financial
      -------------------------------------------------
            Condition and Results of Operations
            -----------------------------------

FINANCIAL CONDITION

The following is a discussion of the major changes and trends in financial condition as of September 30, 1998 as compared to December 31, 1997.

At September 30, 1998, the Company's total assets were $541,801,000 as compared to $518,697,000 at December 31, 1997, an increase of $23,104,000 or 4.5%. The increase is largely attributable to increases in cash and cash equivalents, other short-term investments and investment securities available for sale, partially offset by a decrease in investment securities held to maturity and in loans. Total cash and cash equivalents at September 30, 1998 totaled $28,230,000 compared to 15,967,000 at December 31, 1997, an increase of $12,263,000. The increase was the direct result of cash flow from loan repayments. The Company's investment portfolio, including other short-term investments, investment securities available for sale and investment securities held to maturity increased $22,820,000 or 20.6% to $133,493,000 at September 30, 1998 compared to
$110,673,000 at December 31, 1997. Maturities on investment securities and cash flow from mortgage-backed securities were reinvested into investment securities available for sale and other short-term investments.

The major components of investment securities at September 30, 1998 and December 31, 1997 are as follows:

                                            September 30,    December 31,
                                                1998             1997
                                                ----             ----
                                                    (In thousands)

Available-for-sale:
  US Government obligations                  $ 22,349           $    ---
  Mortgage-backed securities                   50,848             10,989
Common and preferred stocks                         6                  6
                                             --------           --------
                                               73,203             10,995
                                             --------           --------
Held-to-maturity:
  US Government obligations                     5,493             15,480
  Collateralized mortgage obligations          31,006             50,209
  Mortgage-backed securities                   11,754             33,888
                                             --------           --------
                                               48,253             99,577
                                             --------           --------
  Total                                      $121,456           $110,572
                                             ========           ========

The New England and local real estate markets have been positively impacted by a decline in market interest rates, occurring late in the fourth quarter of 1997 and continuing through the first nine months of 1998. The decline has created a significant increase in loan refinances and thirty-year fixed rate loan originations, which the Company sells in the secondary market. As evidence of this, the Company's loan portfolio, net of allowance for loan losses, decreased to $354,630,000 at September 30, 1998 compared to $366,642,000 at December 31, 1997. In addition, property acquired by the Company as the result of foreclosure or repossession decreased to $371,000 at September 30, 1998 from $596,000 at December 31, 1997. Foreclosed properties are classified as "real estate acquired by foreclosure," representing the lower of the carrying value of the loan or the fair value of the property less costs to sell until such time as they are sold or otherwise disposed. During the nine months ended September 30, 1998, the Company acquired four properties through foreclosure or repossession, of which two were residential loans totaling $190,000, one was a land loan totaling $30,000 and one, a commercial mortgage loan totaling $100,000. During the same period, the Company sold five foreclosed residential properties totaling $515,000 and one lot of land totaling $28,000, thereby incurring a net gain of $23,000 and have accepted a deposit totaling $5,000 on a pending sale of one additional property.

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

Deposits increased by $37,762,000 or 8.9% to $460,776,000 at
September 30, 1998 compared to $423,014,000 at December 31, 1997. Substantially all of the increase was realized in money market deposit accounts, passbook savings, checking accounts and certificates of deposit with eighteen month terms or less. Borrowed funds decreased by $19,910,000 to $25,691,000 at September 30, 1998 compared to $45,601,000 at December 31, 1997. Cash flow from loan repayments and mortgage-backed securities were used to pay down maturing advances from the Federal Home Loan Bank of Boston.

Total stockholders' equity increased $4,188,000 or 10.0% since December 31, 1997. Increases in stockholders' equity resulted from net income of $3,584,000, proceeds from stock options exercised of $2,476,000 and an increase in net unrealized gains on investment securities available for sale of $235,000, partially offset by cash dividends paid of $1.05 per share or $2,107,000. The Company is required to maintain certain levels of capital (stockholders' equity) pursuant to FDIC regulations. At September 30, 1998, the Company had a qualifying total capital to risk-weighted assets ratio of 16.96%, of which 8.45% constituted Tier 1 leverage capital, substantially exceeding the FDIC qualifying total capital to risk-weighted assets requirement of at least 8.00%, of which at least 4.00% must be Tier 1 leverage capital.

As a result of the amendment to the Merger Agreement of February 2, 1998, which was signed on March 23, 1998, the new terms, being a stock-for-stock transaction, will allow the Company to record the transaction under the pooling-of-interest method. Under the pooling-of-interest method, the Company is allowed to defer all merger-related expenses (versus expensing as incurred). During the first nine months of 1998, the Company incurred approximately $1,047,000 of merger-related expenses, which have been deferred and will be recognized by the merged entity during the quarter when the merger is complete.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL

Operations for the three months ended September 30, 1998 resulted in net income of $1,242,000 compared with $1,238,000 for the three months ended September 30, 1997. Non-interest income increased $64,000 or 9.7% to $726,000 for the three months ended September 30, 1998 as compared to $662,000 for the three months ended September 30, 1997. The principal reason for the increase was an increase in gains on sale of fixed rate loans in the secondary market. No provision for loan losses was recorded as a result of a decline in non-performing assets and total loans. Non-interest expense decreased by $68,000 or 2.3% to $2,921,000 for the three months ended September 30, 1998 as compared to $2,989,000 for the three months ended September 30, 1997. The major areas of decrease in non-interest expense were in salaries and employee benefits, occupancy and equipment and advertising. Market interest rates have remained low over the three month period, a continuation of the initial decline experienced late in the fourth quarter of 1997. The Company's results of operations largely depend upon its net interest margin which is the difference between the income earned on loans and investments, and the interest expense paid on deposits and borrowings divided by total interest earning average assets. The net interest margin is affected by economic and market factors which influence interest rate levels, loan demand and deposit flows. The net interest margin decreased to 3.24% for the three months ended September 30, 1998 from 3.73% for the three months ended September 30, 1997. As a result of this decrease, net interest and dividend income decreased $372,000 from $4,514,000 for the three months ended September 30, 1997 to $4,142,000 for the three months ended September 30, 1998.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased by $205,000 or 2.2% to $9,029,000 for the three months ended September 30, 1998 when compared to three months ended September 30, 1997. Interest on loans decreased $206,000 or 2.8% as a result of a decrease in the average rate earned on the portfolio from 8.15% in the third quarter of 1997 to 7.88% for the same period in 1998, partially offset by an increase in the average balance outstanding of $1,504,000. Interest and dividends on total investments stayed relatively the same when comparing the three months ended September 30, 1998 to the three months ended September 30, 1997.

INTEREST EXPENSE

Total interest expense increased $167,000 to $4,887,000 for the three months ended September 30, 1998, from $4,720,000 for the three months ended September 30, 1997. Interest expense on interest bearing deposits increased by $498,000 or 12.7%. The increase reflects an increase in the average balance outstanding of $40,108,000 and an increase in interest rates over the three month period, from 4.20% in 1997 to 4.27% in 1998. Interest expense on borrowed funds decreased $331,000 primarily due to a decrease in the average balance outstanding of $21,397,000, along with a decrease in interest rates over the three month period from 5.78% in 1997 to 5.61% in 1998. Cash flow from loan repayments and mortgage-backed securities were used to pay down maturing advances from the Federal Home Loan Bank of Boston. Interest rates on interest bearing deposits and borrowed funds for the three months ended September 30, 1998 decreased slightly to 4.41% from 4.45% when compared to the same period in 1997.

PROVISION FOR LOAN LOSSES

No provision for loan losses was recorded for the three months ended September 30, 1998 as a result of a decline in non-performing assets, specific loan charge-offs and total loans, compared to $181,000 charged to earnings for the 1997 period. At September 30, 1998, total non-performing assets were $2,257,000 representing 0.41% of total assets, compared to $4,081,000 or 0.80% of total assets at September 30, 1997. Management's analysis of the loan portfolio considers risk elements by loan category, and also the prevailing economic climate and anticipated future uncertainties. Future adjustments to the allowance for loan losses may be necessary if economic conditions differ substantially from assumptions used in performing the analysis, or the levels of the Company's non-performing assets increase significantly.

Non-accrual loans as of September 30, 1998 decreased $1,878,000 to $1,886,000 when compared to the September 30, 1997 balance of $3,764,000. Substantially all of the decrease was attributed to a reduction in non-accrual residential mortgage loans. There were no restructured loans at September 30, 1998 compared to $105,000 at September 30, 1997. Typically, restructured loans are modified to provide either a reduction of the interest on the loan principal or an extension of the loan maturity.

Non-performing assets and the percentage of such assets to total loans and total assets are as follows:

(Dollars in thousands)
                                September 30,    December 31,    September 30,
                                     1998            1997              1997
                                     ----            ----              ----
Non-performing assets:

  Non-accrual loans:
  Mortgage loans                   $1,589           $3,283            $3,409
  Other loans                         297              298               355
                                   ------           ------            ------
     Total non-accrual loans        1,886            3,581             3,764

  Real estate acquired by
    foreclosure                       371              596               317
                                   ------           ------            ------
     Total non-performing assets   $2,257           $4,177            $4,081
                                   ======           ======            ======

(Dollars in thousands)
                                September 30,    December 31,    September 30,
                                     1998            1997            1997
                                     ----            ----            ----
Non-accrual loans as a percentage of:

  Total loans receivable             0.53%          0.97%            1.03%
                                     ====           ====             ====
  Total assets                       0.35%          0.69%            0.74%
                                     ====           ====             ====
Non-performing assets as a
  percentage of:

  Total assets                       0.41%          0.81%            0.80%
                                     ====           ====             ====

NON-INTEREST INCOME

Non-interest income increased $64,000 for the three months ended September 30, 1998 when compared to the same period in 1997. Substantially all of the increase was due to an increase in gain on sale of fixed rate loans in the secondary market. Gain on sale of loans, net as of three months ended September 30, 1998 totaled $92,000 compared to $28,000 as of three months ended September 30, 1997, an increase of $64,000. Other non-interest income as of three months ended September 30, 1998 increased $11,000 to $156,000 when compared to $145,000 as of three months ended September 30, 1997.

NON-INTEREST EXPENSE

Non-interest expense decreased by $68,000 or 2.3% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

INCOME TAX EXPENSE

The Company incurred income tax expense of $705,000 for the three months ended September 30, 1998 and $768,000 in the comparable period of 1997. Both these amounts differ from the expected tax expense of 34% of income before income taxes. The major reasons for these variances relate to state income tax expense (net of the federal tax benefit), tax exempt income and dividend received deduction.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL

Operations for the nine months ended September 30, 1998 resulted in net income of $3,584,000 compared with $3,432,000 for the nine months ended September 30, 1997. The principal reason for the increase was an increase in net gains realized on the sale of fixed rate loans in the secondary market. The provision for loan losses charged to earnings for the nine months ended September 30, 1998 was $57,000, compared to $422,000 charged to earnings for the 1997 period. Total non-interest expense increased by $173,000 or 1.9% to $9,214,000 for the nine months ended September 30, 1998 when compared to nine months ended September 30, 1997. The Company's results of operations largely depend upon its net interest margin which is the difference between the income earned on loans and investments, and the interest expense paid on deposits and borrowings divided by total interest earning average assets. The net interest margin is affected by economic and market factors which influence interest rate levels, loan demand and deposit flows. The net interest margin decreased to 3.42% for the nine months ended September 30, 1998 from 3.73% for the nine months ended September 30, 1997. As a result of this decrease, net interest and dividend income decreased $226,000 from $13,091,000 for the nine months ended September 30, 1997 to $12,865,000 for the nine months ended September 30, 1998.

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased by $806,000 or 3.0% to $27,323,000 for the nine months ended September 30, 1998 when compared to nine months ended September 30, 1997. Interest on loans increased $812,000 or 3.9% as a result of an increase in the average balance outstanding of $21,862,000, partially offset by a decrease in the average rate earned on the portfolio from 8.08% in 1997 to 7.89% in 1998. Interest and dividends on total investments decreased slightly by $6,000 to $5,758,000 for the nine months ended September 30, 1998 when compared to nine months ended September 30, 1997. The decrease was the result of a decrease in the average rate earned on the portfolio from 6.20% in 1997 to 5.66% in 1998, partially offset by an increase in the average balance outstanding of $11,584,000.

INTEREST EXPENSE

Total interest expense increased $1,032,000 to $14,458,000 for the nine months ended September 30, 1998, from $13,426,000 for the nine months ended September 30, 1997. Interest expense on interest bearing deposits increased by $1,418,000 or 12.7%. The rise reflects the increase in the average balance outstanding of $37,031,000, that resulted substantially from an increase in deposit account balances, along with market interest rates increasing over the same nine month period, from 4.18% in 1997 to 4.27% in 1998. Interest expense on borrowed funds decreased $386,000 due to a decrease in the average balance outstanding of $8,650,000, along with a decrease in the interest rate paid for the nine months ended September 30, 1998 of 5.68% compared to 5.71% for the same period in 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to earnings for the nine months ended September 30, 1998 was $57,000 compared to $422,000 for the same period in 1997. The Company decreased its provision for loan losses for the nine months ended September 30, 1998 as a result of a decline in non-performing assets, specific loan charge-offs and total loans.

NON-INTEREST INCOME

Non-interest income was $2,100,000 for the nine months ended September 30, 1998 compared to $1,898,000 for the same period in 1997. Gain on sale of fixed rate loans in the secondary market was $396,000 for the nine months ended September 30, 1998 compared to $95,000 for the same period in 1997, an increase of $301,000 due to the more favorable market interest rates in 1998.

NON-INTEREST EXPENSE

Non-interest expense increased by $173,000 or 1.9% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Increases in salaries and employee benefits, data processing service fees and other non-interest expenses were incurred.

INCOME TAX EXPENSE

The Company incurred income tax expense of $2,110,000 for the nine months ended September 30, 1998 compared with $2,094,000 in the 1997 period. Both these amounts differ from the expected tax expense of 34% of income before income taxes. The major reasons for these variances relate to state income tax expense (net of the federal tax benefit), tax exempt income and dividend received deduction.

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

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources will be adequate to meet its funding commitments. At September 30, 1998 and December 31, 1997 the Company's and the Bank's capital ratios were in excess of regulatory requirements.

IMPACT OF THE YEAR 2000 ISSUE

The Company remains on track with plans for Year 2000 compliance. In March of 1998, the FDIC reviewed the Company's Year 2000 readiness plans and found them satisfactory. They will continue to monitor the Company's process. The Company's Y2K Team, which includes all Senior Management, meets monthly and continues to provide reports to the Board of Directors on a quarterly basis.

Recognizing the importance of customer Year 2000 awareness, informational mailings were sent during the third quarter of 1998 to all customers receiving monthly statements. Y2K information is posted on the Company's web site. Additionally, Y2K Customer Awareness training has been conducted for all customer contact employees and a special in-house Y2K Awareness newsletter was distributed to all employees during the third quarter of this year.

The Company has also provided special training for all Commercial Loan Officers regarding Y2K loan analysis. All Commercial accounts have been identified and reviewed for potential Y2K issues during the second and third quarters of 1998. All new loans include a formal Y2K analysis as part of the underwriting decision process. Additionally, all Commercial Loan customers received two separate informational mailings regarding the Year 2000. The latest mailing during the third quarter of 1998 included a very detailed Year 2000 piece directed to small business owners that was published by the Federal Reserve Bank of San Francisco.

During the first, second and third quarters of 1998, the Company replaced specific hardware and software that had been identified as non-compliant in the organization assessment. All replacements have been on schedule and within the established 1998 budget. In addition, the Company added to the Information Systems Department staff in the second quarter of 1998, according to plan. The Company will utilize internal and, if necessary, external resources to test the software and systems for Year 2000 modifications.

The Company has made a careful inventory and assessment of all non-information system equipment that may be using embedded microchip technology. This includes, but is not limited to, ATM's, vault timers, alarm systems, camera security systems, HVAC systems, elevators, fax equipment and telephone systems. Through the third quarter of 1998, the majority of the systems were Y2K compliant. The remaining systems will be upgraded by the end of 1998. The cost of upgrades will be included in existing maintenance contracts.

The Company relies on a third-party data processing vendor for critical data warehousing and on-line transaction processing. Other, less critical systems are supported by purchased applications software. The Company is continually evaluating mission-critical vendor plans and monitoring project milestones. The Company conducted a successful test of its key transaction processing system in the third quarter of 1998 and plans to complete testing on most other applications not later than December 31, 1998.

Although the Company continues to internally test third party systems, there can be no guarantee that the systems of other companies, or third party vendors on which the Company's systems rely, will be remedied on a timely basis. Therefore, the Company may possibly be negatively impacted to the extent other entities not affiliated with the Company are unsuccessful in properly addressing their respective Year 2000 compliance responsibilities. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Current projected timeframes call for completion of the proposed merger with the 1855 Bancorp in the fourth quarter of 1998 and the subsequent data system conversion in the first quarter of 1999. Y2K Team Leaders at both Companies have agreed to pursue independent plans for Y2K compliance through the date of the merger. The Company foresees no significant complications from the proposed merger and plans to complete the Year 2000 Project no later than March 31, 1999. Y2K Team Leaders from each Company are working in concert to ensure smooth integration of plans after the merger.

For further response, refer to the discussion under the sub-caption "Impact of the Year 2000 Issue" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the Annual Report, included as Part II, Item 7 of the Form 10-K, which is incorporated herein by reference.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response is incorporated herein by reference from the discussion under the sub-caption "Asset and Liability Management and Market Risk: of the caption " MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the Annual Report, included as Part II, Item 7 of the Form 10-K, which is incorporated herein by reference. In addition, there has been no significant change in interest rates over the nine month period ending September 30, 1998.

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

ITEM 5.   OTHER INFORMATION.
          -----------------

          A cash dividend of $0.35 per common share was declared on July 27, 1998. The dividend was paid on August 25,
          1998 to shareholders of record as of August 10, 1998.

          Declaration of dividends by the Board of Directors depends on a number of factors, including capital requirements, regulatory limitations, the Company's operating results and financial condition and general economic conditions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

          a.   Exhibits - Financial Data Schedule

          b. There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1998.

                     SANDWICH BANCORP, INC.

Signatures
----------

     In accordance with the requirements of the Securities
Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    SANDWICH BANCORP, INC.
                    ----------------------
                        (Registrant)



November 12, 1998         /s/ Frederic D. Legate
                          -------------------------------
                          Frederic D. Legate
                          President and Chief Executive Officer



November 12, 1998         /s/ George L. Larson
                          -------------------------------
                          George L. Larson
                          Sr. Vice President /Chief Financial
                          Officer